Form 10-Q
period 1996-06-30
GEOSCIENCE CORP
filed 1996-08-14
CIK 1011586

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO ________ .

                         COMMISSION FILE NUMBER 0-28422

                             GEOSCIENCE CORPORATION
             (Exact name of Registrant as specified in its charter)


           NEVADA                                              76 - 0497775
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


10500 WESTOFFICE DRIVE, HOUSTON, TEXAS                            77042
(Address of principal executive offices)                         Zip Code

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   713/780-1881

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]. No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                                OUTSTANDING AT JULY 31, 1996
Common Stock, $.01 par value                             10,497,600

                                                                       Form 10-Q
GeoScience Corporation

                                      INDEX


                                                                        PAGE NO.
Part I.  Financial Information:

   Consolidated Balance Sheet June 30, 1996
        and December 31, 1995                                                  1

   Consolidated Statement of Income and Accumulated
        Earnings for Three Months Ended June 30,
        1996 and 1995                                                          2

   Consolidated Statement of Income and Accumulated
        Earnings for Six Months ended June 30,
        1996 and 1995                                                          3

   Consolidated Statement of Cash Flows for the
        Six Months Ended June 30, 1996 and 1995                                4

   Notes to Consolidated Financial Statements                                  5

   Management's Discussion and Analysis of financial
        Condition and Results of Operations                                  6-8

Part II.  Other Information:

   Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                     9

Page 1                                                                 Form 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoScience Corporation
Consolidated Balance Sheet

                                                       June 30,     December 31,
                                                         1996            1995
                                                       ---------       --------
                                                         (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ...................      $     405       $  1,668
    Receivables .................................         31,273         28,291
    Inventories .................................         39,223         32,916
    Other .......................................          1,077          2,508
                                                       ---------       --------
          Total current assets ..................         71,978         65,383
  Property, plant and equipment .................         23,491         22,550
  Long term receivables .........................          2,530          2,990
  Other assets ..................................         10,755          7,967
                                                       ---------       --------
          Total assets ..........................      $ 108,754       $ 98,890
                                                       =========       ========
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt ...............      $   5,254       $ 11,681
    Accounts payable ............................         10,009         11,370
    Unearned revenue ............................          2,434          5,897
    Taxes on income .............................          1,572            482
    Payable to Tech-Sym Corporation .............          2,650         23,554
    Other accrued liabilities ...................          6,395          6,238
                                                       ---------       --------
          Total current liablilites .............         28,314         59,222
  Long-term debt ................................          4,948          5,386
  Other liabilities and deferred credits ........          1,299          1,014
                                                       ---------       --------
          Total liabilities .....................         34,561         65,622
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,497,600 and 7,900,000 shares ..............            105              1
  Additional capital ............................         44,830          4,553
  Accumulated earnings ..........................         29,532         28,930
  Cumulative translation adjustments ............           (274)          (216)
                                                       ---------       --------
          Total shareholders' investment ........         74,193         33,268
                                                       ---------       --------
          Total liabilities and
           shareholders' investment .............      $ 108,754       $ 98,890
                                                       =========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
                                                         For the Three Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                    (stated in thousands except
                                                        for per share amounts)
Revenue:
  Equipment sales ................................      $ 21,064       $ 15,924
  Software sales .................................         2,210          1,967
  Maintenance and other ..........................         2,126          1,859
                                                        --------       --------
                                                          25,400         19,750
Cost of revenue:
  Cost of equipment sales ........................        13,003          9,298
  Cost of software sales .........................           344            171
  Cost of maintenance and other ..................           672            799
                                                        --------       --------
                                                          14,019         10,268
                                                        --------       --------
       Gross profit ..............................        11,381          9,482
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................         7,561          5,103
  Research and development expense ...............         3,545          2,934
  Interest expense ...............................           574            247
  Interest and other income, net .................          (635)          (703)
                                                        --------       --------
                                                          11,045          7,581
                                                        --------       --------
       Income from continuing
        operations before income taxes ...........           336          1,901
Provision for income taxes .......................           108            599
                                                        --------       --------
       Income from continuing operations .........           228          1,302
Discontinued operations:
  Loss from operations of discontinued
   Syntron Pressure Controls division
   less applicable income tax benefits ...........                         (212)
  Loss on disposal of Syntron Pressure
    Controls division less applicable
    income tax benefits ..........................                         (144)
                                                        --------       --------
       Net income ................................           228            946
Accumulated earnings:
    Beginning of period ..........................        29,304         25,011
                                                        --------       --------
    End of period ................................      $ 29,532       $ 25,957
                                                        ========       ========
Earnings per common share:
    Income from continuing operations ............      $    .03       $    .16
    Loss from discontinued operations ............                         (.04)
                                                        --------       --------
       Net income ................................      $    .03       $    .12
                                                        ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings

                                                           For the Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                    (stated in thousands except
                                                        for per share amounts)
Revenue:
  Equipment sales ................................      $ 41,333       $ 27,639
  Software sales .................................         4,669          4,061
  Maintenance and other ..........................         4,148          3,556
                                                        --------       --------
                                                          50,150         35,256
Cost of revenue:
  Cost of equipment sales ........................        25,424         16,037
  Cost of software sales .........................           679            489
  Cost of maintenance and other ..................         1,347          1,612
                                                        --------       --------
                                                          27,450         18,138
                                                        --------       --------
       Gross profit ..............................        22,700         17,118
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................        14,274          9,967
  Research and development expense ...............         7,036          5,966
  Interest expense ...............................         1,175            487
  Interest and other income, net .................          (671)          (784)
                                                        --------       --------
                                                          21,814         15,636
                                                        --------       --------
       Income from continuing
        operations before income taxes ...........           886          1,482
Provision for income taxes .......................           284            489
                                                        --------       --------
       Income from continuing operations .........           602            993
Discontinued operations:
  Loss from operations of discontinued
   Syntron Pressure Controls division
   less applicable income tax benefits ...........                         (422)
  Loss on disposal of Syntron Pressure
    Controls division less applicable
    income tax benefits ..........................                         (144)
                                                        --------       --------
       Net income ................................           602            427
Accumulated earnings:
    Beginning of period ..........................        28,930         25,530
                                                        --------       --------
    End of period ................................      $ 29,532       $ 25,957
                                                        ========       ========
Earnings per common share:
    Income from continuing operations ............      $    .07       $    .12
    Loss from discontinued operations ............                         (.07)
                                                        --------       --------
       Net income ................................      $    .07       $    .05
                                                        ========       ========


       The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Cash Flows

                                                             For the Six Months
                                                               Ended June 30,
                                                            -------------------
                                                              1996       1995
                                                            --------    -------
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income ............................................   $    602    $   427
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization ......................      3,294      2,795
  Change in operating assets and liabilities:
     Receivables ........................................     (2,982)    (1,965)
     Inventories ........................................     (6,307)    (7,035)
     Accounts payable and taxes on income ...............       (271)     2,598
     Unearned revenue and
      other accrued liabilities .........................     (3,306)     4,113
     Long-term receivables and other assets .............     (3,342)       286
     Other ..............................................      1,658        642
                                                            --------    -------
  Net cash provided by (used for)
    operating activities ................................    (10,654)     1,861
                                                            --------    -------
Cash flows from investing activities:
  Capital expenditures ..................................     (3,221)    (4,202)
                                                            --------    -------
  Net cash provided by (used for)
     investing activities ...............................     (3,221)    (4,202)
                                                            --------    -------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements ............................     (6,415)    (1,801)
  Proceeds from long-term debt ..........................       (450)      (164)
  Payable to Tech-Sym ...................................    (20,904)     3,850
  Proceeds from issuance of common stock ................     40,381
                                                            --------    -------
  Net cash provided by financing activities .............     12,612      1,885
                                                            --------    -------
Net increase (decrease) in
  cash and cash equivalents .............................     (1,263)      (456)
  Cash and cash equivalents at beginning of period ......      1,668      1,884
                                                            --------    -------
  Cash and cash equivalents at end of period ............   $    405    $ 1,428
                                                            ========    =======
Cash flow from operating activities include:
  Interest paid .........................................   $    574    $   250
  Income taxes paid .....................................       --         --

       The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries ("the Company") for the three month and six month periods ended June 30, 1996 and 1995 and should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on May 17, 1996, as amended (Registration No. 333-2986). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $39,223,000 at June 30, 1996, include raw materials of $13,511,000 and work-in-process and finished goods of $25,712,000.

3. Shares of common stock of the Company have been reserved at June 30, 1996 for issuance as follows:

              1,500,000 shares for issuance upon exercise of options granted or to be grated under the 1996 Equity Incentive Plan of the Company.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

       Provision for federal income taxes for the three and six month periods ended June 30, 1996 and 1995 was equivalent to an effective rate of 32% of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate is due principally to tax benefits of foreign sales and research and development credits.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (9,185,000 and 7,900,000 for the three months ended June 30, 1996 and 1995, respectively, and 8,542,000 and 7,900,000 for the six month period ended June 30, 1996 and 1995, respectively).

Page 6                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and
Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company has financed its operations from internally generated cash, intercompany loans from Tech-Sym and borrowings under the Company's revolving credit facilities. Cash used for operating activities for the six month period ended June 30, 1996 was expended primarily for increased inventories necessary to support the higher revenue. Effective May 17, 1996, the Company completed its initial public offering of common stock of 2,597,600 shares. The net proceeds to the Company were $40.5 million of which $13.0 million was used to pay indebtedness of revolving credit facilities and the balance used to pay amounts due Tech-Sym Corporation.

At June 30, 1996, the Company had unused committed lines of credit which aggregated $9,734,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $3,221,000 and $4,202,000 for the six months ended June 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                            Comparison of         Comparison of
                                            Three Months            Six Months
                                            Ended June 30,        Ended June 30,
                                            1996 and 1995         1996 and 1995
                                              -------               --------
                                               Increase(Decrease)
                                             (stated in thousands)

Sales ....................................... $ 5,650               $ 14,894
Costs and expenses ..........................   7,215                 15,490
                                              -------               --------
Income from
  continuing operations
  before income taxes .......................  (1,565)                  (596)
Provision for income taxes ..................     491                    205
                                              -------               --------
Income from
  continuing operations .....................  (1,074)                  (391)
Discontinued operations .....................     356                    566
                                              -------               --------
Net Income .................................. $  (718)              $    175
                                              =======               ========

Page 7                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

Revenue for the quarter ended June 30, 1996 increased 29% while costs and expenses increased 40% which resulted in a decrease in income in continuing operations before income taxes of 82% over the like quarter of the previous year. This 29% increase in revenue was the result of (i) increased sales of equipment ($5,140,000 or 32%) due primarily to shipments of the new 24-bit module, (ii) increase in software sales ($243,000 or 12%), and (iii) increase in maintenance and other revenue ($267,000 or 14%), the latter two due primarily to the acquisition of Photon Systems Ltd. effective September 1995.

Cost of revenue increased 37% while selling, general and administrative expense increased 48% for the quarter ended June 30, 1996 as compared to the second quarter of 1995. The increase in cost of revenue was primarily due to (i) costs associated with increased sales and (ii) increased manufacturing cost of the new 24- bit module over the standard 16-bit module. Selling, general and administrative expense increased due primarily to the addition of selling, general and administrative expenses of Photon Systems Ltd., which was acquired effective September 1995, as well as royalties on increased equipment sales. Research and development expense increased 21% for the quarter ended June 30, 1996 as compared to the like quarter of 1995, but decreased from 15% as a percent of sales for 1995 to 14% for 1996. Interest expense increased 132% for the quarter primarily due to borrowing required to support the increase in sales. Interest and other income was essentially the same for both quarters. The provision for income tax rate was essentially the same for both periods. Syntron's Pressure Control division was sold effective June 15, 1995.

Page 8                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995:

Revenue for the six month period ended June 30, 1996 increased 42% while costs and expenses increased 46% which resulted in a decrease in income from continuing operations before income taxes of 40%. The 42% increase in revenue was the result of (i) increased equipment sales ($13,694,000 or 50%), (ii) increased software sales ($608,000 or 15%) and (iii) increased revenue in maintenance and other ($592,000 or 17%), all due to the same reasons as discussed in the quarterly comparisons.

Cost of revenue increased 51% while selling, general and administrative expense increased 42% for the quarter ended June 30, 1996 as compared to the same quarter of 1995. The reason for the increase in cost of revenue was essentially the same as the reasons for the quarterly comparison. The increase in selling, general and administrative expense of 43% compares favorably to the 42% increase in revenue. Research and development expense increased 18% for the six month period, but decreased from 17% as a percentage of sales for 1995 to 14% for 1996. Interest expense increased 141% for the six month period due to additional borrowing required to support the increase in sales. Interest and other income was essentially the same for both periods. See note 4 of the Notes to the Consolidated Financial Statements contained on page 5 of the report for income tax information.

Page 9                                                                 Form 10-Q

GeoScience Corporation

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.


       No financial statements were filed as a part of this report.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GEOSCIENCE CORPORATION
                                                    Registrant


Date:   August 12, 1996                     /s/ RICHARD F. MILES
                                            Richard F. Miles, President



Date:   August 12, 1996                     /s/ RAY F. THOMPSON
                                            Ray F. Thompson, Vice President
                                            and Chief Financial Officer