Form 10-Q
period 1996-09-30
GEOSCIENCE CORP
filed 1996-11-12
CIK 1011586

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

                         COMMISSION FILE NUMBER 0-28422

                             GEOSCIENCE CORPORATION
             (Exact name of Registrant as specified in its charter)

           NEVADA                                                76-0497775
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10500 WESTOFFICE DRIVE, HOUSTON, TEXAS                             77042
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
Yes [ X ]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                  OUTSTANDING AT OCTOBER 31, 1996
----------------------------      -------------------------------
Common Stock, $.01 par value              10,267,600

GeoScience Corporation                                                 Form 10-Q

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:
  Consolidated Balance Sheet September 30, 1996
    and December 31, 1995 ...............................................  1

  Consolidated Statement of Income and Accumulated
    Earnings for Three Months Ended September 30,
    1996 and 1995 .......................................................  2

  Consolidated Statement of Income and Accumulated
    Earnings for Nine Months Ended September 30,
    1996 and 1995 .......................................................  3

  Consolidated Statement of Cash Flows for the
    Nine Months Ended September 30, 1996 and 1995 .......................  4

  Notes to Consolidated Financial Statements ............................ 5-6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................................. 7-9

Part II.  Other Information:
  Item 6.  Exhibits and Reports on Form 8-K ............................. 10

Signatures .............................................................. 10

Page 1                                                                 Form 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoScience Corporation
Consolidated Balance Sheet

                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------
                                                   (stated in thousands)
Assets
  Current assets:
    Cash and cash equivalents ..............  $     977          $  1,668
    Receivables ............................     36,602            28,291
    Inventories ............................     41,371            32,916
    Other ..................................      1,210             2,508
                                              ---------          --------
          Total current assets .............     80,160            65,383
  Property, plant and equipment ............     25,372            22,550
  Long-term receivables ....................      5,048             2,990
  Other assets .............................     10,405             7,967
                                              ---------          --------
          Total assets .....................  $ 120,985          $ 98,890
                                              =========          ========
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt ..........  $  10,381          $ 11,681
    Accounts payable .......................     15,054            11,370
    Unearned revenue .......................      2,840             5,897
    Taxes on income ........................      1,966               482
    Payable to Tech-Sym Corporation ........      4,108            23,554
    Other accrued liabilities ..............      8,019             6,238
                                              ---------          --------
          Total current liablilites ........     42,368            59,222
  Long-term debt ...........................      4,826             5,386
  Other liabilities and deferred credits ...      1,266             1,014
                                              ---------          --------
          Total liabilities ................     48,460            65,622
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,497,600 and 7,900,000 shares .........        105                 1
  Additional capital .......................     44,830             4,553
  Accumulated earnings .....................     30,670            28,930
  Common stock held in treasury
   at cost (215,000 shares) ................     (2,759)
  Cumulative translation adjustments .......       (321)             (216)
                                              ---------          --------
          Total shareholders' investment ...     72,525            33,268
                                              ---------          --------
          Total liabilities and
           shareholders' investment ........  $ 120,985          $ 98,890
                                              =========          ========

       The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
Accumulated Earnings
                                                         For the Three Months
                                                          Ended September 30,
                                                      --------------------------
                                                           1996          1995
                                                     (stated in thousands except
                                                        for per share amounts)
Revenue:
  Equipment sales ................................      $ 28,149       $ 18,442
  Software sales .................................         2,745          2,742
  Maintenance and other ..........................         2,043          2,018
                                                        --------       --------
                                                          32,937         23,202
Cost of revenue:
  Cost of equipment sales ........................        18,830         10,962
  Cost of software sales .........................           323            348
  Cost of maintenance and other ..................           620            606
                                                        --------       --------
                                                          19,773         11,916
                                                        --------       --------
       Gross profit ..............................        13,164         11,286
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................         7,508          5,365
  Research and development expense ...............         3,220          3,100
  Interest expense ...............................           944            226
  Interest and other income, net .................          (195)           (65)
                                                        --------       --------
                                                          11,477          8,626
                                                        --------       --------
       Income from continuing
        operations before income taxes ...........         1,687          2,660
Provision for income taxes .......................           549            809
                                                        --------       --------
       Income from continuing operations .........         1,138          1,851
Discontinued operations:
  Loss from operations of discontinued
   Syntron Pressure Controls division
   less applicable income tax benefits ...........                         (121)
                                                        --------       --------
       Net income ................................         1,138          1,730
Accumulated earnings:
    Beginning of period ..........................        29,532         25,957
                                                        --------       --------
    End of period ................................      $ 30,670       $ 27,687
                                                        ========       ========
Earnings per common share:
    Income from continuing operations ............      $    .11       $    .24
    Loss from discontinued operations ............                         (.02)
                                                        --------       --------
       Net income ................................      $    .11       $    .22
                                                        ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
Accumulated Earnings
                                                          For the Nine Months
                                                          Ended September 30,
                                                      --------------------------
                                                          1996           1995
                                                     (stated in thousands except
                                                        for per share amounts)
Revenue:
  Equipment sales ................................      $ 69,482       $ 46,081
  Software sales .................................         7,414          6,803
  Maintenance and other ..........................         6,191          5,574
                                                        --------       --------
                                                          83,087         58,458
Cost of revenue:
  Cost of equipment sales ........................        44,254         26,999
  Cost of software sales .........................         1,002            837
  Cost of maintenance and other ..................         1,967          2,218
                                                        --------       --------
                                                          47,223         30,054
                                                        --------       --------
       Gross profit ..............................        35,864         28,404
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................        21,782         15,332
  Research and development expense ...............        10,256          9,066
  Interest expense ...............................         2,119            713
  Interest and other income, net .................          (866)          (849)
                                                        --------       --------
                                                          33,291         24,262
                                                        --------       --------
       Income from continuing
        operations before income taxes ...........         2,573          4,142
Provision for income taxes .......................           833          1,298
                                                        --------       --------
       Income from continuing operations .........         1,740          2,844
Discontinued operations:
  Loss from operations of discontinued
   Syntron Pressure Controls division
   less applicable income tax benefits ...........                         (543)
  Loss on disposal of Syntron Pressure
    Controls division less applicable
    income tax benefits ..........................                         (144)
                                                        --------       --------
       Net income ................................         1,740          2,157
Accumulated earnings:
    Beginning of period ..........................        28,930         25,530
                                                        --------       --------
    End of period ................................      $ 30,670       $ 27,687
                                                        ========       ========
Earnings per common share:
    Income from continuing operations ............      $    .19       $    .36
    Loss from discontinued operations ............                         (.09)
                                                        --------       --------
       Net income ................................      $    .19       $    .27
                                                        ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Cash Flows

                                                            For the Nine Months
                                                             Ended September 30,
                                                            --------------------
                                                              1996        1995
                                                           (stated in thousands)
Cash flows from operating activities:
  Net income ............................................   $  1,740    $ 2,157
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization ......................      5,140      4,335
  Change in operating assets and liabilities:
     Receivables ........................................     (8,311)    (2,776)
     Inventories ........................................     (8,455)    (9,797)
     Accounts payable and taxes on income ...............      5,168        842
     Unearned revenue and
      other accrued liabilities .........................     (1,276)     8,779
     Long-term receivables and other assets .............     (6,011)      (889)
     Other ..............................................      1,445       (113)
                                                            --------    -------
  Net cash provided by (used for)
    operating activities ................................    (10,560)     2,538
                                                            --------    -------
Cash flows from investing activities:
  Capital expenditures ..................................     (6,447)    (6,288)
                                                            --------    -------
  Net cash provided by (used for)
     investing activities ...............................     (6,447)    (6,288)
                                                            --------    -------
Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit agreements ............................     (1,316)     1,985
  Proceeds from long-term debt ..........................         24        989
  Payments on long-term debt ............................       (568)      (223)
  Payable to Tech-Sym Corporation .......................    (19,446)
  Proceeds from issuance of common stock ................     40,381
  Cash paid to acquire treasury stock ...................     (2,759)
                                                            --------    -------
  Net cash provided by financing activities .............     16,316      2,751
                                                            --------    -------
Net increase (decrease) in
  cash and cash equivalents .............................       (691)      (999)
  Cash and cash equivalents at beginning of period ......      1,668      1,884
                                                            --------    -------
  Cash and cash equivalents at end of period ............   $    977    $   885
                                                            ========    =======
Cash flow from operating activities include:
  Interest paid .........................................   $    912    $   272
  Income taxes paid .....................................        130

       The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements

1. The unaudited consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries ("the Company") for the three month and nine month periods ended September 30, 1996 and 1995 and should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on May 17, 1996, as amended (Registration No. 33-2986). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $41,371,000 at September 30, 1996, include raw materials of $7,131,000 and work-in-process and finished goods of $34,240,000.

3. Shares of common stock of the Company have been reserved at September 30, 1996 for issuance as follows:

          1,500,000 shares for issuance upon exercise of options granted or to be granted under the 1996 Stock Option Plan of the Company.

4. The Company provides deferred income taxes for temporary differences arising when revenues or expenses are recognized in different periods for financial and tax reporting purposes.

     Provision for federal income taxes for the three and nine month periods ended September 30, 1996 and 1995 was equivalent to an effective rate of 32% of earnings before income taxes. The difference between the effective rate and the U.S. statutory rate is due principally to tax benefits of foreign sales and research and development credits.

5. Earnings per common share are based on the weighted average number of shares outstanding during each period (10,437,000 and 7,900,000 for the three months ended September 30, 1996 and 1995, respectively, and 9,179,000 and 7,900,000 for the nine month period ended September 30, 1996 and 1995, respectively).

Page 6                                                                 Form 10-Q

6. Effective August 14, 1996 the Board of Directors authorized the Company to repurchase up to 250,000 shares of its common stock. Effective October 17, 1996, the Board authorized a 150,000 share increase in the stock repurchase plan, with a revised maximum amount of 400,000 shares. The Company has purchased 230,000 shares of its common stock since the inception of the plan.

Page 7                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company has financed its operations from internally generated cash, intercompany loans from Tech-Sym Corporation and borrowings under the Company's revolving credit facilities. Cash used for operating activities for the nine months ended September 30, 1996,was expended primarily for increased inventories necessary to support the higher revenue and for increased receivables resulting from the higher revenue. Effective May 17, 1996, the Company completed its initial public offering of common stock of 2,597,600 shares. The net proceeds to the Company were $40.5 million of which $13.0 million was used to pay indebtedness of revolving credit facilities and the balance used to pay amounts due Tech-Sym.

At September 30, 1996, the Company had unused committed lines of credit which aggregated $6,628,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $6,447,000 and $6,288,000 for the nine months ended September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                           Comparison of       Comparison of
                                           Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                            1996 AND 1995      1996 AND 1995
                                        ------------------   -------------------
                                                    Increase(Decrease)
                                                   (stated in thousands)
   Sales .................................  $  9,735            $ 24,629
   Costs and expenses ....................    10,708              26,198
                                            --------            --------
   Income from
    continuing operations
    before income taxes ..................      (973)             (1,569)
   Provision for income taxes ............       260                 465
                                            --------            --------
   Income from
    continuing operations ................      (713)             (1,104)
   Discontinued operations ...............       121                 687
                                            --------            --------
   Net Income ............................  $   (592)           $    417
                                              ========            ========

Page 8                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Revenue for the quarter ended September 30, 1996 increased 42% while costs and expenses increased 52% which resulted in a decrease in income in continuing operations before income taxes of 37% from the like quarter of the previous year. This 42% increase in revenue was the result of increased sales of equipment ($9,707,000 or 53%) due primarily to shipments of the new 24-bit digital acquisition systems. Software sales and maintenance and other revenue was essentially even with the year earlier period.

Cost of revenue increased 66% while selling, general and administrative expense increased 40% for the quarter ended September 30, 1996 as compared to the third quarter of 1995. The increase in cost of revenue was primarily due to (i) costs associated with increased sales, (ii) increased manufacturing cost of the new 24-bit module over the standard 16-bit module, and (iii) a larger mix of cable product sales which have lower margins. Selling, general and administrative expense increased due primarily to the addition of selling, general and administrative expenses of Photon Systems Ltd., which was acquired effective September 1995, as well as royalties on increased equipment sales. Research and development expense was basically unchanged for the quarter ended September 30, 1996 as compared to the like quarter of 1995 due to the receipt of a $343,000 credit from the Canadian taxing authority which pertained to prior years. Without this credit, research and development expense would have increased 15% over the similar period of 1995. Interest expense increased for the quarter primarily due to borrowing required to support the increase in sales. Interest and other income increased as a result of earnings on long-term receivables during the quarter. The provision for income tax rate was essentially the same for both periods. Syntron's Pressure Control division was sold effective June 15, 1995.

Page 9                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

Revenue for the nine month period ended September 1996 increased 42% while costs and expenses increased 48% which resulted in a decrease in income from continuing operations before income taxes of 62%. The 42% increase in revenue was the result of (i) increased equipment sales ($23,401,000 or 51%), (ii) increased software sales ($611,000 or 9%) and (iii) increase revenue in maintenance and other ($617,000 or 11%). The increase in equipment sales was due to the same reason discussed in the quarterly comparisons. The increase in the other two areas was due primarily to the acquisition of Photon Systems, Ltd. effective September 1995.

Cost of revenue increased 57% while selling, general and administrative expense increased 42% for the period ended September 30, 1996 as compared to the same period of 1995. The reasons for the increase in cost of revenue were essentially the same as the reasons for the quarterly comparisons. The increase in selling, general and administrative expense of 42% compares favorably to the 42% increase in revenue. Research and development expense increased 13% for the nine month period. The increase would have been 17% except for credit received as discussed in the quarterly comparisons. Interest expense increased for the nine month period due to additional borrowing required to support the increase in sales. Interest and other income was essentially the same for both periods. See note 4 of the Notes to the Consolidated Financial Statements contained on page 5 of the report for income tax information.

Page 10                                                                Form 10-Q

GeoScience Corporation

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.

     No financial statements were filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEOSCIENCE CORPORATION
                                   Registrant

Date:  November 12, 1996           /s/ RICHARD F. MILES
                                       Richard F. Miles, President


Date:  November 12, 1996           /s/ RAY F. THOMPSON
                                       Ray F. Thompson, Vice President and Chief
                                       Financial Officer