Form 10-K
period 1996-12-31
GEOSCIENCE CORP
filed 1997-03-28
CIK 1011586

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-28422

                             GEOSCIENCE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                             76-0497775
   (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  10500 WESTOFFICE DRIVE, SUITE 210
           HOUSTON, TEXAS                            77042
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 780-1881

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                        NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                      REGISTERED
----------------------------------      ----------------------------------
  Common Stock (Par Value $.01 per                  Nasdaq
                share)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, 10,147,600 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this computation that Tech-Sym Corporation and directors and officers may be affiliates) was $26,242,776 (based on the closing sales price published in THE WALL STREET JOURNAL reports of Nasdaq Composite Transactions on March 14, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                       PAGE
                                                       ----
PART I
  Item 1.      Business.............................     1
               General..............................     1
               Business Strategy....................     1
               Seismic Data Acquisition Systems.....     2
               Geoscientific Software...............     4
               Product Development..................     5
               Marketing............................     6
               Manufacturing and Raw Materials......     7
               Competition..........................     7
               Backlog..............................     8
               Intellectual Property................     8
               Regulatory Matters...................     8
               Employees............................     8
               Geographical Information.............     8
               Relationship with Tech-Sym...........     9
  Item 2.      Properties...........................     9
  Item 3.      Legal Proceedings....................     9
  Item 4.      Submission of Matters to a Vote of
                 Security Holders...................     9
PART II
  Item 5.      Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters............................    10
  Item 6.      Selected Financial Data..............    11
  Item 7.      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations......................    12
  Item 8.      Financial Statements and
                 Supplementary Data.................    14
  Item 9.      Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure...............    14
PART III
  Item 10.     Directors and Executive Officers of
                 the Registrant.....................    14
  Item 11.     Executive Compensation...............    14
  Item 12.     Security Ownership of Certain
                 Beneficial Owners and Management...    14
  Item 13.     Certain Relationships and Related
                 Transactions.......................    14
PART IV
  Item 14.     Exhibits, Financial Statement
                 Schedules and Reports on Form
                 8-K................................    15

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the risk of disruption in vendor supplies and the risk of quality control system problems with the Company's suppliers, (iv) the Company's reliance on certain significant customers, (v) the credit risk to the Company from certain sales arrangements, (vi) risks associated with a significant amount of foreign sales, (vii) the risk of fluctuations in future operating results, (viii) the risks of excess or inadequate inventory levels,
(ix) the control of the Company by Tech-Sym Corporation, (x) the potential conflicts of interest between the Company and Tech-Sym Corporation, (xi) the effect of certain anti-takeover provisions included in the Company's Articles of Incorporation and Bylaws, (xii) changing governmental regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "expect," "predict," "believe" and similar expressions are intended to identify forward looking statements.

                               ITEM 1.  BUSINESS
GENERAL

     GeoScience Corporation ("GeoScience" or the "Company") was formed in March 1996 as a wholly-owned subsidiary of Tech-Sym Corporation ("Tech-Sym"). All the outstanding stock of Syntron, Inc. ("Syntron"), CogniSeis Development, Inc. ("CogniSeis"), and Symtronix Corporation ("Symtronix") was contributed by Tech-Sym to GeoScience. In May 1996, the Company sold 2,597,600 shares of Common Stock (24.7% of the outstanding shares on that date) in a public offering. The Company's Common Stock began trading on the Nasdaq National Market on May 17, 1996.

     GeoScience, through its subsidiaries, designs, develops, manufactures and markets seismic data acquisition systems, geoscientific software and related products. The Company's products are used by the oil and gas exploration and production industry to identify, define and visualize subsurface geologic structures, primarily to predict the existence and location of oil and gas reserves.

     Oil and gas exploration and development typically begins with the collection and analysis of various types of data, including seismic and well log data, which provide information as to the potential existence and location of oil and gas reserves. Seismic data is acquired over a wide area by directing sound waves into the earth, typically by use of air guns, dynamite or earth vibrators, and by measuring the response as these sound waves reflect from subsurface geologic features. The seismic data is recorded and subsequently processed to a standard format by mainframe or workstation computers utilizing specialized computer programs. By using computer programs with complex calculations to manipulate the processed seismic data, geoscientists can model and visualize the subsurface through the creation and analysis of spatial representations. The analysis of seismic and other geological data forms the basis for decisions to drill exploratory and development wells. Because of the significant expense associated with drilling oil and gas wells, decisions on whether or where to drill are critical to the overall process.

BUSINESS STRATEGY

     The Company's strategy is focused on: (i) the development of technologically advanced products; (ii) the integration of seismic data acquisition, seismic data processing and geological interpretation in order to facilitate convenience of use and to decrease the time involved in acquiring, processing and interpreting data; and (iii) the acquisition of product lines or businesses to complement internal product development.

SEISMIC DATA ACQUISITION SYSTEMS

     The Company's seismic data acquisition systems include systems designed for use in marine, transition zone and land environments. These systems collect acoustic energy produced by air guns, dynamite or other sound sources that is reflected from underground or subsea geological formations. The acoustic energy is collected by remote sensors in the water, on the ocean floor, or on land and converted to digital signals that are transmitted to a central recording unit or a portable recording unit. The recording unit simultaneously records the digital signals transmitted from multiple remote sensors.

     The following is a description of the Company's seismic data acquisition systems used in (i) marine, (ii) marine and transition zone and (iii) transition zone and land environments.

MARINE

SYNTRAK 480-24 Multiple Streamer Telemetry System

     The Company's principal marine seismic data acquisition system is the SYNTRAK 480-24 Multiple Streamer Telemetry System. This system consists of a shipboard central recording unit and cable streamer arrays that are towed behind a seismic survey vessel. Each cable streamer array includes electronic data acquisition modules which collect the analog acoustic energy signals produced by air guns, convert the analog signals to digital signals and transmit the digitized data to the shipboard central recording unit.

MultiTRAK(Trademark)System.

     The Company's MultiTRAK (Trademark)System is used to control the depth and provide data to calculate the position of streamers, which is important to meet the energy source and receiver positioning needs of todays 3-D seismic surveys. The MultiTRAK System consists of a shipboard computer, in-water remote sensing units and cable leveler modules. The remote sensing units are strategically located on the streamers, source arrays, ships hull and tail buoys to measure magnetic heading, cable depth, wing angle and temperature and acoustic ranges from other remote sensing units. This information is transmitted to the shipboard computer in order to calculate subsurface sources and sensor locations. Any adjustments to cable position are made by sending commands from the shipboard computer to the cable leveler modules attached to the streamers. The cable leveler modules contain motor-driven wings that may be adjusted to control the depth of the streamer.

GCS90 Gun Controller System.

     The GCS90 is a seismic source controller that provides advantages to the operator using new technology to digitize source signatures. This provides real-time monitoring of the seismic source and firing times. The system is expandable from 8 to 128 guns.

Streamer Cables.

     The Company designs and manufactures a variety of streamer cables that consist of various weights, strengths, diameters and lengths in order to satisfy customer specifications. The streamer cables are designed to be neutrally buoyant in order to facilitate the control of the depth at which the streamer cable is towed behind a seismic survey vessel. The Company has developed a reduced diameter array ("RDA") streamer cable that reduces towing friction and increases the length of cable that may be placed on spools on the towing vessel prior to deployment, and that weighs significantly less than larger diameter streamers currently on the market. The reduced friction and less weight of the RDA streamer cables are desired by companies that perform marine seismic surveys because these factors reduce the fuel consumption of the towing vessels and permit existing vessels to be reconfigured to tow a greater number of arrays.

Streamer Cable Repair and Maintenance.

     The Company provides repair and maintenance support services relating to streamer cables, whether manufactured by the Company or another vendor, at its service facilities in the United Kingdom, Singapore and the United States. Additionally, the Company's joint venture with China Oil Offshore Geophysical (COOGC) in Tanggu, China has enabled the Company to provide services to the Far East.

MARINE AND TRANSITION ZONES

OCEAN BOTTOM CABLE SYSTEM.

     The Company's SYNTRAK 480-24 (Trademark) Ocean Bottom Cable System is a digital telemetry seismic data acquisition system specifically designed for use in shallow water environments as well as for use in ocean bottom operations in congested and obstructed areas where conventional towed streamer arrays cannot be utilized efficiently. The system utilizes air guns mounted on a shooting vessel to transmit acoustic energy to the ocean floor and the seismic data reflected from subsea geologic structures is collected by sensors (either hydrophones, geophones or both, attached to either twisted-pair telemetry cables or fiber optic cables). The analog acoustic signals received by the sensors are converted to digital data by data acquisition modules and this data is transmitted to a shipboard central recording unit.

     Seismic contractors are currently developing techniques to deploy ocean bottom cables in connection with 4-D seismic surveys useful in hydrocarbon reservoir monitoring. The Company is currently extending the depth of operation to 1,000 meters to address the future requirements in reservoir monitoring and 4-D seismic operations. The system's architecture has the flexibility to record multiple component data, which the Company believes will be an important attribute in connection with 4-D reservoir monitoring. The Company is also developing a small diameter ocean bottom cable, which will address problems of storage, weight and handling from which the larger cables suffer.

TRANSITION ZONES AND LAND

POLYSEIS(Trademark)SYSTEM.

     The POLYSEIS(Trademark)System was developed by the Company in conjunction with the Institute Francais du Petrole ("IFP"), a French government research agency, and was introduced in late 1995. The POLYSEIS(Trademark)System is a modular 24-bit radio and/or wireline telemetry seismic data acquisition system that can be configured by the user for either transition zone or land environments, or a combination of both environments. The POLYSEIS(Trademark)System is specifically adaptive to the unique requirements associated with exploration in transition zones or in regions that are inaccessible or difficult to reach such as lakes, swamps, jungles, or mountainous areas.

     POLYSEIS(Trademark) acquires seismic data using a Remote Telemetry Unit ("RTU"). The POLYSEIS(Trademark)System may be configured to use a combination of three-channel marine buoy RTUs and six-channel land box RTUs which allow synchronized signals to be transmitted to a portable recording unit or control recording system. The ability to utilize a combination of transition zone and land RTUs permits a large seismic survey to be conducted over diverse terrain. Each RTU acquires channels of seismic data and remotely transmits the data to a Data Concentrator Unit ("DCU") via radio or wireline telemetry. Depending upon the acquisition requirements, data may be recorded at the DCU using a portable recording unit attached to the DCU or at a remote central recording unit by way of fiber optic cable.

Land Cables.

     The Company manufactures a variety of fiber optic and copper wire cables for use with land seismic data acquisition systems. The cables are designed to be compatible with the Company's POLYSEIS(Trademark)System and land seismic data acquisition systems manufactured by other companies. The Company manufactures land cables to satisfy its customers' specifications, including specifications relating to length, covering material and impedance.

GEOSCIENTIFIC SOFTWARE

Software Products

     The Company's software applications products are designed to (i) process seismic data collected in the field in order to make the seismic data interpretable and (ii) interpret processed seismic data and other geological data, such as well logs obtained during the drilling of exploratory or development wells, in order to identify, define and visualize subsurface geologic formations. All of the Company's software applications feature graphical user interfaces for ease of communication with the user and many of the applications are written in object oriented environments to enable the software code to be reused in a structured manner and to facilitate maintenance and enhancement by the Company. Principal products include the following:

     FOCUS is a seismic data processing application that utilizes a variety of algorithmic processes to convert large amounts of raw seismic data collected in the field into interpretable data sets in a form that is suitable for further analysis and interpretation. As a result of these processes, data is reduced in volume and may be displayed both on computer screens and hard copy devices in a format designed to facilitate interpretation. FOCUS is capable of processing land and marine data on either a 2-D or 3-D basis and permits either batch or interactive processing. FOCUS 3D is uniquely capable of performing 3-D pre-stack depth migration analysis utilizing parallel processing techniques on workstations that have multiple control processing units, which capability results in a less expensive method of performing this analysis as compared with a supercomputer. The use of 3-D pre-stack depth migration analysis enables geoscientists to accurately process seismic data collected from underneath salt formations. FOCUS is designed to operate on computer systems manufactured by multiple vendors, including workstations manufactured by Sun Microsystems and Silicon Graphics and supercomputers manufactured by Cray Research and Convex.

     SEISX is an application that enables the geophysicist to easily interpret 2-D and 3-D seismic information. SEISX is capable of combining 2-D and 3-D seismic data sets collected from multiple surveys to provide a denser subsurface coverage that can be interpreted as a single 3-D data set. SEISX also provides a mapping and display tool with a complete set of horizon and fault interpretation utilities that is capable of producing final display quality hardcopy output. SEISX operates on a variety of workstations and has been designed to facilitate ease of loading seismic data into the user's computer system, a task that has traditionally been extremely time consuming.

     VOXELGEO(Registered Trademark)is an advanced visualization and volume interpretation system that utilizes voxels with embedded geometrics to maintain an accurate visualization of the spatial relationships among data points as the data is being manipulated by the user. While older visualization systems utilize pixels, or dots, to portray a two-dimensional image on a computer screen, VOXELGEO(Registered Trademark) utilizes voxels, or three-dimensional cubes, to portray three-dimensional images on a computer screen. The use of voxels allows the user to attach opaque or transparent properties to various data sets in order to display specified data attributes, such as a specified range of amplitudes, resulting in a visual 3-D display of geological structures in isolation from surrounding surfaces, faults or other geological features. The display of the geological structure can be rotated in order to view the structure from a variety of angles. As a result of the speed and performance of VOXELGEO(Registered Trademark), it is practical for a user to visualize and interpret large volumes of seismic data on an interactive basis. The Company acquired the exclusive right to use and license VOXELGEO(Registered Trademark)for subsurface (earth and water) applications from a company that originally developed the software for use in medical imaging applications such as the visualization of internal organs.

     GEOSEC is a 2-D and 3-D model building, restoration and balancing application designed for exploration/production geologists and geophysicists. GEOSEC utilizes complex algorithms to enable the user to develop structural models of the subsurface. GEOSEC also enables the user to validate a developed model through the use of restoration and balancing, two processes that eliminate structurally impossible models. Restoration involves the modeling of the geological changes that have occurred in a subsurface area during the earth's evolution, and balancing involves an accounting for the conservation of mass and bed length during the structural reformation. GEOSEC is especially applicable to contractional, extensional, wrench, and salt terrains, where it helps identify complex relationships among folding, faulting, and sedimentation.

Software Upgrades and Maintenance

     A significant percentage of the Company's software customers pay support fees to the Company that entitles them to receive software upgrades and maintenance support. The support services include telephone support, on-site support, systems support, and software and hardware training. The Company believes that its software upgrades and maintenance support promote continued customer loyalty.

Computer Hardware

     At the request of some of the Company's customers, the Company sometimes sells supercomputers, workstations or peripherals to its customers in conjunction with the sale of geoscientific software products. In connection with this activity, the Company has entered into Value Added Reseller Agreements with Silicon Graphics, Sun Microsystems, International Business Machines, Hewlett-Packard, Cray Research and Convex. In connection with such sales, the Company installs the software onto the supercomputers or work stations and assists with the set-up of the entire system. Following installation of a system, the Company provides technical support for the entire system.

PRODUCT DEVELOPMENT

     The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and geoscientific software depends to a substantial degree upon continued technological innovation. While the market for these products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Over the past three years, the Company has spent an average of 14% of its revenue toward the research and development of new products and the enhancement of current products. In addition, the Company has been involved in efforts with other companies to jointly develop technology. For example, the POLYSEIS(Trademark) System was developed by a consortium consisting of the Company, IFP and two other companies. Pursuant to this arrangement, each of the members of the consortium incurred a portion of the research and development expenditures necessary to develop the POLYSEIS(Trademark)System and a significant portion of the Company's expenditures were reimbursed by the European Economic Community (the "EEC"). To the extent the research and development results in a commercially feasible product, the consortium will be required to pay a negotiated amount based on sales of such products. The Company actively solicits the views of its customers relating to their future needs with respect to seismic data acquisition systems and geoscientific software in order to determine the direction and priority of its research and development activities.

     The Company is currently developing an integrated line of seismic processing, geological interpretation and visualization applications, called "TERRACUBE," that would enable geoscientists to develop a consistent 3-D earth model using all the data, interpretation and derived attributes pertaining to a project area. TERRACUBE would consist of a number of the Company's individual applications, including FOCUS 3D, SEISX, VOXELGEO(Registered Trademark), and GEOSEC, that would be linked by a framework to enable the individual applications to transparently communicate with each other as if part of one large application, without sacrificing the ability of each application to stand on its own. Through the communication links between the applications making up the framework, all applications would be immediately aware of data modifications made in other applications, and these changes would be visible in other open applications. The Company believes that the ability to integrate a number of seismic processing, geological interpretation and visualization applications would (i) reduce the amount of time and effort involved with processing and correlating data derived from these applications, thereby reducing the overall cycle time and expense involved in processing seismic data and interpreting geological data and (ii) increase the quality of the interpretation and visualization of geological data, thereby promoting improved analysis of geological structures.

     The Company has developed an RDA streamer cable for use with marine seismic data acquisition systems, and the Company is currently testing an RDA ocean bottom cable for use in shallow water and in deeper ocean waters. See
"-- Seismic Data Acquisition Systems -- Marine -- Streamer Cables" and
"-- Marine and Transition Zones -- Ocean Bottom Cable." The Company is also developing products that will enable the Company's existing 3-D seismic data acquisition systems to be used in connection with 4-D seismic surveys. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to record time intervals between two or more surveys. The process is well-suited for reservoir monitoring applications, and is intended to identify fluid movements and changes in the producing status of the reservoir. In addition, the Company has begun development of a seismic data acquisition system, utilizing the existing radio telemetry technology of the POLYSEIS(Trademark)System, that would be capable of simultaneously recording a significantly greater number of channels than existing systems for use in connection with large scale 3-D seismic surveys conducted on land or transition zones.

MARKETING

     The Company's principal customers for its seismic data acquisition systems are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers specifications or for their own seismic data libraries, and major, independent and foreign national oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. During 1996, 1995, and 1994, the three largest customers in each of those years, Petroleum Geo-Services Exploration (1996, 1995, 1994), Digicon, Inc. (1996, 1995), Compagnie General de Geophysique (1996, 1995), China Offshore Geophysical Corporation (1994) and Western GeoPhysical (1994), accounted for a total of approximately 44%, 39%, and 38% respectively, of the Company's revenue, and the Company's single largest customer, Petroleum Geo-Services Exploration, in those years accounted for 16%, 21%, and 26% respectively, of revenue.

     The Company's principal customers for its geoscientific software are major, independent and foreign oil and gas companies that purchase such software for use by geologists and geophysicists to predict the existence and location of oil and gas reserves for purpose of exploration and development activities and reservoir management activities.

     The Company focuses a significant portion of its marketing efforts on areas outside the United States. The Company sells its products through a direct sales force consisting of Company employees and through several international third-party sales representatives responsible for key geographic areas. Sales personnel generally have either oil and gas exploration or production expertise or experience in selling advanced technology-based systems.

     During fiscal 1996, 1995, and 1994, approximately 70%, 70%, and 68%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 14 of Notes to Consolidated Financial Statements for geographic distribution of sales. In addition, systems sold to domestic customers are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses. See "-- Regulatory Matters" below.

     In general, products are sold on standard 30-day credit terms. However, sales are also made on extended credit arrangements or under lease/purchase arrangements usually with the credit secured by a security interest in the product. The Company's extended term credit arrangements typically require a down payment of 15% to 25% of the purchase price, with the remaining amount evidenced by a promissory note from the customer that is secured by the equipment purchased. The promissory notes typically have maturities of 12 to 36 months and bear interest at an annual rate ranging from 1% to 3% above the prime rate. As of December 31, 1996, the outstanding amounts of such notes totaled approximately $17.1 million. See Note 4 of Notes to Consolidated Financial Statements. The Company has an agreement with a commercial bank to sell up to a total of $25 million of customer notes to the bank at 100% of the principal amount thereof, subject to the satisfaction of certain conditions, including the bank's approval of the creditworthiness of the customer issuing a note. The Company is obligated to repurchase these notes from the bank in the event of customer default or other covenant violations. Although the Company has not experienced any material financial losses on notes receivables due to nonpayment by its customers, the significant cost of seismic survey equipment and the difficulty of repossessing such equipment outside of the United States could adversely affect the financial condition of the Company if the Company's foreign customers fail to make payments when due with respect to a significant amount of credit extended thereto by the Company or by a bank to which the Company has repayment obligations in the event of a default or a covenant violation.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures or assembles its products, produces spare parts and renovates and repairs seismic survey equipment at its various facilities in Houston, England, and Singapore. Major components of the POLYSEIS(Trademark) Systems are manufactured at facilities in France operated by the consortium, of which a subsidiary of the Company is a member, that developed the system. A substantial portion of the electronic components and molded shapes used in its systems and products are purchased from third party vendors. The Company's manufacturing and product assembly operations consist of machining the necessary component parts, configuring these parts along with components received from various vendors, and assembling a final product. The Company maintains inventory, including work-in-process at different levels of completion, to enable the Company to satisfy specific configuration requirements of customers within the shortest amount of time.

     The Company has occasionally experienced supply or vendor quality control problems and the Company may experience supply or vendor quality control problems from time to time in the future. Such problems, if incurred, could significantly affect the Company's ability to meet production and sales commitments. Certain items, such as the 24-bit analog-to-digital converters and hybrid processors used in its SYNTRAK 480-24(Trademark) towed array system and ocean bottom cable, are purchased from single vendors. Although the Company attempts to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt the Company's ability to manufacture and sell certain products. Since the Company's components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of the Company's components and costly delays could result.

     The performance of the Company's seismic acquisition products can be affected by the performance of the seismic cables. Customers of the Company have occasionally experienced problems with their seismic data acquisition systems due to deficiencies in cables purchased from third parties. The Company has developed or acquired the capability to manufacture seismic cables for use with all its seismic acquisition products in order to control the quality and lower the cost of the cables.

COMPETITION

     The markets for seismic data acquisition systems and geoscientific software are highly competitive and are characterized by continual and rapid changes in technology. The Company's principal competitors for its marine seismic data acquisition systems are independent manufacturers of seismic equipment and integrated seismic contractors that produce equipment for their own use and to sell to others. The Company's existing and potential competitors for geoscientific software include oil and gas service companies and specialized software companies. Over 30 companies compete with the Company in one or more geoscientific software product areas. The Company also experiences competition from certain of the major oil and gas companies which have internally developed, and may continue to develop, geoscientific software, thereby limiting the Company's potential customer base.

     The Company believes that technology and reliability are the primary basis of competition in the industry, as oil and gas exploration companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors include price, financing, customer support, installed base size, and first-to-market advantage. The Company believes that it competes effectively with respect to each of these areas, although there can be no assurance that sales of the Company's products will not be adversely affected if its current competitors or new market entrants introduce new products with better functionality, performance, price or other characteristics than the Company's products.

BACKLOG

     The Company forecasts sales for its products and therefore maintains an inventory of components that can be used to assemble products on relatively rapid basis. As a result, the Company normally fills and ships customer orders within 90 days of receipt and therefore maintains no significant backlog. The Company's backlog of firm orders at December 31, 1996 was approximately $13.5 million. The Company anticipates that substantially all of such backlog will be shipped during 1997.

INTELLECTUAL PROPERTY

     The Company presently holds U.S. patents that relate to many of the components of the marine seismic survey and ocean bottom cable product lines. The Company relies on a combination of patents, trade secrets, copyrights, contracts, and technical measures to protect its proprietary hardware and software technologies. While certain key technologies have been patented by the Company, it does not typically patent its proprietary technology, even where regarded as patentable. The Company believes that in most cases this technology is more effectively protected by system enhancements, innovations and maintaining confidentiality rather than through disclosure and a comprehensive patent enforcement program. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable or ineffective in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents. The Company also owns a number of trademarks.

     The Company pays royalties based on the net sales of certain products in connection with assignments to the Company of all intellectual property rights with respect to such products.

REGULATORY MATTERS

     The Company's operations are subject to numerous local, state, federal and foreign government laws and regulations governing the discharge of materials into the environment as well as relating to the protection of public health and the environment. Noncompliance with such laws and regulations could result in the imposition of significant fines, penalties and other liabilities on the Company. The Company believes that it is currently in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not represented a significant expense for the Company in the past and the Company does not foresee the need for material expenditures to ensure continued compliance with such laws and regulations as they currently exist. Regulations in these areas are subject to change, however, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

     The Company is from time to time required to obtain export licenses from the United States government. There can be no assurance that the Company will not experience difficulty in obtaining such licenses as may be required in connection with export sales. In addition, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar arrangement with local individuals or businesses in order to conduct business in such countries.

EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries employed approximately 672 persons worldwide, of whom 443 were employed in the United States. None of the Company's employees are unionized. The Company considers its relationship with its employees to be satisfactory.

GEOGRAPHICAL INFORMATION

     Certain geographical information with respect to the Company's business is set forth in Note 14 of Notes to Consolidated Financial Statements.

RELATIONSHIP WITH TECH-SYM

     Prior to the organization of GeoScience, Tech-Sym provided management and administrative assistance and oversight to Syntron, CogniSeis and Symtronix. Tech-Sym also provided working capital to Syntron, CogniSeis, and Symtronix. After the organization of GeoScience, Tech-Sym has continued to provide such assistance and oversight to GeoScience under substantially the same procedures for allocating costs as before the Company's organization. Tech-Sym and GeoScience have entered into a Corporate Services Agreement, Tax Allocation Agreement, Shareholder Agreement, Intercompany Credit Agreement, and Stock Restriction and Registration Agreement for the purpose of defining the relationship between them. As a result of its ownership of a majority of the outstanding common stock of the Company, Tech-Sym is able, acting alone, to elect the entire Board of Directors of the Company and to approve any action requiring shareholder approval.

                              ITEM 2.  PROPERTIES

     The Company leases 1200 square feet of office space in Houston, Texas for its executive offices pursuant to a lease with Tech-Sym Management Corporation.

     CogniSeis conducts its geoscientific software operations from 73,000 square feet of leased office space in Houston, Texas. CogniSeis also leases additional office space for development centers, service centers, and sales offices in Colorado, Canada, England, The People's Republic of China, Russia and Singapore.

     Syntron operates its seismic data acquisition systems business from company-owned facilities comprising 79,000 square feet located on a 15.2 acre tract, and leased facilities totaling 15,000 square feet, all of which are located in Houston, Texas. Syntron's European subsidiary, Syntron Europe Limited, operates from a 52,000 square foot office and plant facility on a 2.8 acre tract owned by the company in Derbyshire, England. Syntron's Asian subsidiary, Syntron Asia Pte. Ltd., operates from a 33,300 square foot office and plant facility on a 1.4 acre tract it leases in Singapore.

     Symtronix conducts its operations from 2,100 square feet of office space leased from Tech-Sym Management Corporation in Houston, Texas.

     The Company believes its facilities are adequate and suitable for its current level of operations. The Company maintains customary compensation, liability, and property insurance for all of its operations.

                           ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's results of operations, financial condition or cash flow.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of the Company's security holders.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "GSCI". At February 28, 1997, the Company had 22 stockholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated. The Company's common stock commenced trading on May 17, 1996.

                          PRICE RANGE OF COMMON STOCK

                                         HIGH       LOW
                                        -------   -------
Year Ended December 31, 1996
     Second Quarter..................   $21 1/2   $12 1/2
     Third Quarter...................    15 1/2     9 7/8
     Fourth Quarter..................    13 3/4     9 3/4

     The Company has not paid any dividends on its Common Stock and does not expect to pay dividends on its Common Stock for the foreseeable future.

                        ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data as of and for the four years ended December 31, 1996, have been derived from audited consolidated financial statements. The financial data as of and for the year ended December 31, 1992 is unaudited. The acquisition of CogniSeis in June 1995 was treated as a pooling of interests and, accordingly, the financial results of CogniSeis are reflected in the Company's financial data for all periods presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and the related notes thereto included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA:
Revenue:
    Equipment sales..................  $  94,125  $  67,470  $  49,076  $  46,436  $  33,906
    Software sales...................     10,973      9,654      7,254      6,456      7,188
    Maintenance and other............      8,656      7,101      7,056      7,199      7,941
                                       ---------  ---------  ---------  ---------  ---------
         Total revenue...............    113,754     84,225     63,386     60,091     49,035
                                       ---------  ---------  ---------  ---------  ---------
Cost of revenue:
    Cost of equipment sales..........     60,543     39,886     23,719     22,117     18,124
    Cost of software sales...........      1,106      1,012      1,159        780        940
    Cost of maintenance and other....      2,720      3,077      3,304      3,943      4,865
                                       ---------  ---------  ---------  ---------  ---------
         Total cost of revenue.......     64,369     43,975     28,182     26,840     23,929
                                       ---------  ---------  ---------  ---------  ---------
    Gross profit.....................     49,385     40,250     35,204     33,251     25,106
                                       ---------  ---------  ---------  ---------  ---------
Expenses:
    Selling, general and
      administrative expense.........     29,348     21,038     15,818     14,390     12,186
    Research and development
      expense........................     13,405     12,827     10,364      9,761      8,940
    Interest expense.................      1,671      2,005        997        869        799
    Interest and other income, net...       (354)    (1,415)      (469)      (146)      (366)
                                       ---------  ---------  ---------  ---------  ---------
         Total expenses..............     44,070     34,455     26,710     24,874     21,559
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations before
           income taxes..............      5,315      5,795      8,494      8,377      3,547
Provision for income taxes...........      1,648      1,816      2,775      2,595        896
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations................      3,667      3,979      5,719      5,782      2,651
Discontinued operations(1):
    Loss from operations(2)..........                  (435)      (926)      (931)      (692)
    Loss on disposal(2)..............                  (144)
                                       ---------  ---------  ---------  ---------  ---------
         Net income..................  $   3,667  $   3,400  $   4,793  $   4,851  $   1,959
                                       =========  =========  =========  =========  =========
PRO FORMA PER SHARE DATA:(3)
Earnings (loss) per common share.....  $    0.39
                                       =========
Weighted average common shares
  outstanding........................      9,453
                                       =========
OTHER DATA:
Capital expenditures.................  $   7,649  $   9,820  $   4,626  $   3,536  $   5,836
Depreciation and amortization........      7,149      6,108      4,573      3,835      2,792

                                                        AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (END OF PERIOD):
Working capital......................  $  36,863  $   6,161  $  10,225  $   9,736  $   7,438
Total assets.........................    123,826     98,890     66,669     46,764     38,816
Notes payable........................     16,197     11,681      4,343        216      4,159
Payable to Tech-Sym..................      5,126     23,554     14,940     12,348      7,878
Long-term debt.......................      4,620      5,386      2,728      1,482      1,699
Shareholders' investment.............     74,804     33,268     29,866     24,864     20,198

------------
(1) The discontinued operations relate to the Syntron Pressure Controls business (formerly known as Tri-Tech) acquired in 1992 and sold in 1995.

(2) Net of applicable income tax benefits. See Note 8 of Notes to Combined Financial Statements.

(3) Earnings per share for 1996 are on a pro forma basis that gives effect to the issuance of the Common Stock pursuant to the Reorganization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

1996 COMPARED TO 1995

     REVENUE. The Company's revenue for the year ended December 31, 1996, increased 35% to $113,754,000 from $84,225,000 in 1995. The increase in revenue was primarily the result of increased equipment sales ($26,655,000 or 40%). Major contributors to the increased equipment sales were (i) the newly introduced reduced diameter array (RDA) streamer cable, (ii) increased sales of the 24-bit digital seismic data acquisition modules designed in 1995, and (iii) increased sales of computers associated with the sales of geoscientific software. Further revenue growth from equipment sales was hampered by aggressive competitive pricing that restricted price increases of the 24-bit digital seismic data acquisition modules and held new cable business worldwide at less than optimal price levels and strategic pricing on the new ocean bottom cable products. 1996 revenue from software sales increased $1,319,000 or 14% over 1995 from new software products sold as a result of the purchase of Photon Systems Ltd., in 1995, while maintenance and other revenue increased $1,555,000 or 22% over the prior period due to increases in support services associated with higher software sales and greater demand for work station services.

     COST OF REVENUE. The Company's cost of revenue for 1996 increased $20,394,000 or 46% over the prior year. The increased costs associated with equipment sales were primarily due to (i) increased costs associated with increased sales, (ii) increased manufacturing costs of the 24-bit digital acquisition modules as compared to the 16-bit modules, and (iii) start up costs of introducing new products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative expenses for 1996 increased $8,310,000 or 39% over the prior year, which corresponds to the 35% increase in sales and was primarily attributable to (i) additional royalties on increased equipment sales, (ii) additional personnel associated with general business growth and businesses acquired in 1995, and (iii) amortization of additional goodwill associated with those businesses acquired.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 1996 increased $578,000 or 5% over the prior year. The increase was primarily due to the development of new products and the additional research and development expenses associated with the businesses acquired in 1995.

     INTEREST EXPENSE. Interest expense for 1996 decreased $334,000 or 17% from the prior year, primarily due to the Company utilizing proceeds from its public stock offering to payoff interest bearing debts to outside parties and Tech-Sym, and a reduction in the interest rate on its line of credit borrowings.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net for 1996, decreased $1,061,000 or 75% from the prior year primarily due to less interest income for the year from customer financing.

     PROVISION FOR INCOME TAXES. Provision for income taxes for 1996 decreased as a result of lower income from continuing operations. The Company's effective tax rate on income from continuing operations remained the same in 1996 as in 1995, 31%. See Note 8 to Notes to Consolidated Financial Statements.

1995 COMPARED TO 1994

     REVENUE. The Company's revenue for the year ended December 31, 1995, increased 33% to $84,225,000 from $63,386,000 in 1994. The increase in revenue was primarily the result of increased equipment sales ($18,394,000 or 38%) and increased revenue from the sale of software ($2,400,000 or 33%). The increase in revenue from the sale of equipment was primarily due to (i) a new customer for marine streamer systems, (ii) increased sales of computers associated with sales of geoscientific software, (iii) an existing customer entering the ocean bottom cable market, (iv) increased sales and repairs of marine seismic cables and accessories, and (v) increased sales of land seismic cables due to the acquisition of the assets of Primatek Industries, Inc., effective October 5, 1995. These increases more than offset the lower sales prices realized on certain sales of seismic data acquisition systems. Revenue from the sale of software products increased primarily due to the acquisition of Photon Systems Ltd., effective September 11, 1995.

     COST OF REVENUE. The Company's cost of revenue for 1995 increased $15,793,000 or 56% over the prior year. The costs associated with equipment sales were primarily due to (i) increased costs associated with increased sales of existing products and costs associated with products produced by companies acquired by the Company, (ii) supplier quality problems, (iii) a greater percentage of computer equipment purchased from third parties for resale, which historically carry lower margins, (iv) the start up costs of introducing new products, and (v) increased costs of components associated with certain newly introduced products. Supplier quality problems in 1995 resulted in the replacement of a defective seismic cable provided by a third party supplier for the first production run of the Company's new 24-bit seismic data acquisition module. The cost of revenue associated with software sales and maintenance and other was essentially the same as the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative expenses for 1995 increased $5,220,000 or 33% over the prior year, which corresponds to the 33% increase in sales and was primarily attributable to (i) additional personnel associated with businesses acquired in 1995, (ii) the costs of acquiring those businesses, and (iii) amortization of additional goodwill associated with those acquisitions.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 1995 increased $2,463,000 or 24% over the prior year primarily due to the development of new products and the additional research and development expenses associated with two businesses acquired in 1995.

     INTEREST EXPENSE. Interest expense for 1995 increased $1,008,000 or 101% over the prior year on a 94% increase in average borrowings for the period. The increase in borrowings was the result of acquisitions and increased inventory due to the introduction of new products. The average interest rate for 1995 increased approximately 24% over 1994 for the notes payable to banks and the interest bearing debt payable to Tech-Sym.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net for 1995 increased $946,000 or 202% over the prior year primarily due to additional interest income for the year from customer financing.

     PROVISION FOR INCOME TAXES. Provision for income taxes for 1995 decreased primarily due to additional benefits derived from foreign sales which reduced the Company's effective tax rate on income from continuing operations to 31% in 1995 from 33% in 1994. See Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY & CAPITAL RESOURCES

     At December 31, 1996, the Company's working capital was $36,863,000 as compared to $6,161,000 at December 31, 1995. The Company's cash, cash equivalents and short-term investments decreased slightly to $1,306,000 during the period, however, receivables, inventories, and other current assets increased approximately $15,500,000 and current liabilities decreased approximately $15,500,000.

     The Company's operations used cash in the amount of $13,778,000 in 1996, and provided cash in the amount of $325,000 and $1,961,000 in 1995, and 1994, respectively. In 1996, cash was used primarily for additional inventory to support the Company's overall growth strategy and repayment of intercompany payables to Tech-Sym. The Company received cash in the amount of $40,428,000 from the issuance of common stock at the initial public offering on May 17, 1996.

     At December 31, 1996, the Company had unused lines of credit which aggregated $7,029,000. These lines of credit are substantially guaranteed by Tech-Sym as described in Note 7 to Notes to Consolidated Financial Statements. In addition to the lines of credit, the Company has an agreement with its bank to sell up to a total of $25.0 million of customer notes receivable to the bank at 100% of the principal amount thereof, subject to the satisfaction of conditions, including the bank's approval of the credit worthiness of the customers issuing notes. The Company is obligated to repurchase these notes from the bank in the event of customer default or other covenant violations. As of December 31, 1996, the bank had purchased notes which, in the aggregate, would obligate the Company to repurchase $2,559,000 in principal amount of notes in the event of customer defaults. To date, the Company has not experienced any financial losses due to nonpayment by its customers or other covenant violations. Tech-Sym currently guarantees the payment obligations of the Company under this agreement.

     Because of the Company's growth in 1996 and anticipated new business, it is expected that additional investment will be required in capital equipment and new facilities. Capital expenditures for land, buildings and improvements, and machinery and equipment were $7,649,000, $9,820,000 and $4,626,000 for 1996,
1995, and 1994, respectively. The Company believes that the funds required for working capital needs and capital expenditures will come from available funds on hand, cash flows from operations, unused credit available under credit facilities, and long term financing.

FLUCTUTATIONS IN OPERATING RESULTS

     Due to the relatively high sales price of a seismic data acquisition system (typically ranging from $1.5 million to more than $5.0 million) and large Geoscience software sales (typically ranging from $.2 million to more than $1.0 million) and relatively low unit sales volume, the timing in the shipment of these systems and the mix of products sold can produce significant fluctuations in quarter-to-quarter and year-to-year financial results. The Company believes that factors affecting such timing may include, among others, fluctuations in world oil and gas prices, political changes in developing countries, seasonality of end-user markets, availability of customer financing, lease/purchase decisions by customers, manufacturing lead times, shortages and quality control problems relating to system components manufactured by third parties, and environmental issues.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying "Index of Financial Statements" at Page F-1. Such information is incorporated herein by reference.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" and "Executive Officers of the Registrant" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("the Act"), is incorporated herein by reference.

                        ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions with Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1996 pursuant to Regulation 14A under the Act, is incorporated herein by reference.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

          1.  FINANCIAL STATEMENTS:
              SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE
              F-1.
          2.  FINANCIAL STATEMENT SCHEDULE:
              SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE
              F-1.
          3.  EXHIBITS:
              SEE THE ACCOMPANYING "INDEX OF EXHIBITS" AT PAGE X-1.

     (b)  REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         GEOSCIENCE CORPORATION
                                               (Registrant)
                                          By: /s/ RICHARD F. MILES
                                              RICHARD F. MILES, PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER
                                                     AND DIRECTOR)

March 27, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                            DATE
--------------------             -------------------------        --------------
/s/ RAY F. THOMPSON              Vice President, Chief            March 27, 1997
   (RAY F. THOMPSON)             Financial Officer,
                                 Treasurer
                                 (Principal Financial and
                                 Accounting Officer) and
                                 Director
                             __
/s/  W. L. CREECH*             |
    (W. L. CREECH              |
                               |
/s/ MICHAEL C. FORREST*        |
   (MICHAEL C. FORREST)        |
                               |
/s/ WENDELL W. GAMEL*          |
   (WENDELL W. GAMEL)          |
                               |
/s/ CHRISTOPHER C. KRAFT, JR.* |- Directors of the Registrant     March 27, 1997
   (CHRISTOPHER C. KRAFT, JR.) |
                               |
/s/ EDWARD R. PRINCE, JR.*     |
   (EDWARD R. PRINCE, JR.)     |
                               |
/s J. RANKIN TIPPINS*          |
  (J. RANKIN TIPPINS)          |
                               |
*By: /s/ RAY F. THOMPSON       |
         RAY F. THOMPSON       |
       (ATTORNEY-IN-FACT)      |
                             __|

                             GEOSCIENCE COPORATION
                         INDEX OF FINANCIAL STATEMENTS

                                         PAGE
                                        ------
Financial Statements:
     Report of Independent
      Accountants....................   F-2
     Consolidated Statement of Income
      for the years ended December
      31,
       1996, 1995 and 1994...........   F-3
     Consolidated Balance
      Sheet -- December 31, 1996 and
      1995...........................   F-4
     Consolidated Statement of Cash
      Flows for the years ended
      December 31, 1996, 1995 and
      1994...........................   F-5
     Consolidated Statement of
      Changes in Shareholders'
      Investment for the
       years ended December 31, 1996,
      1995 and 1994..................   F-6
     Notes to Consolidated Financial
      Statements.....................   F-7
Financial Statement Schedule:
     Schedule II -- Valuation and
      Qualifying Accounts............   F-20

     All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GeoScience Corporation

     In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of GeoScience Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Houston, Texas
February 20, 1997

                             GEOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                          1996        1995       1994
                                       -----------  ---------  ---------
Revenue:
     Equipment sales.................  $    94,125  $  67,470  $  49,076
     Software sales..................       10,973      9,654      7,254
     Maintenance and other...........        8,656      7,101      7,056
                                       -----------  ---------  ---------
                                           113,754     84,225     63,386
                                       -----------  ---------  ---------
Cost of revenue:
     Cost of equipment sales.........       60,543     39,886     23,719
     Cost of software sales..........        1,106      1,012      1,159
     Cost of maintenance and other...        2,720      3,077      3,304
                                       -----------  ---------  ---------
                                            64,369     43,975     28,182
                                       -----------  ---------  ---------
           Gross profit..............       49,385     40,250     35,204
                                       -----------  ---------  ---------
Expenses:
     Selling, general and
        administrative expense.......       29,348     21,038     15,818
     Research and development
        expense......................       13,405     12,827     10,364
     Interest expense................        1,671      2,005        997
     Interest and other income,
        net..........................         (354)    (1,415)      (469)
                                       -----------  ---------  ---------
                                            44,070     34,455     26,710
                                       -----------  ---------  ---------
           Income from continuing
             operations
             before income taxes.....        5,315      5,795      8,494
Provision for income taxes...........        1,648      1,816      2,775
                                       -----------  ---------  ---------
           Income from continuing
             operations..............        3,667      3,979      5,719
Discontinued operations:
     Loss from operations of
        discontinued Syntron Pressure
        Controls division less
        applicable income tax
        benefits.....................                    (435)      (926)
     Loss on disposal of Syntron
        Pressure Controls division
        less applicable income tax
        benefits.....................                    (144)
                                       -----------  ---------  ---------
           Net income................  $     3,667  $   3,400  $   4,793
                                       ===========  =========  =========
Pro forma earnings per common share
(unaudited -- Note 1)................  $       .39
                                       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                            DECEMBER 31,
                                       ----------------------
                                          1996        1995
                                       -----------  ---------
ASSETS
Current assets:
     Cash and cash equivalents.......  $     1,306  $   1,668
     Receivables.....................       30,793     28,291
     Inventories.....................       45,845     32,916
     Other...........................        2,632      2,508
                                       -----------  ---------
           Total current assets......       80,576     65,383
Property, plant and equipment........       25,093     22,550
Long-term receivables................        9,899      2,990
Other assets.........................        8,258      7,967
                                       -----------  ---------
           Total assets..............  $   123,826  $  98,890
                                       ===========  =========
LIABILITIES
Current liabilities:
     Notes payable and current
       maturities of long-term
       debt..........................  $    16,197  $  11,681
     Accounts payable................        8,336     11,370
     Unearned revenue................        3,232      5,897
     Taxes on income.................        2,813        482
     Payable to Tech-Sym
       Corporation...................        5,126     23,554
     Other accrued liabilities.......        8,009      6,238
                                       -----------  ---------
           Total current
             liabilities.............       43,713     59,222
Long-term debt.......................        4,620      5,386
Other liabilities and deferred
  credits............................          689      1,014
                                       -----------  ---------
           Total liabilities.........       49,022     65,622
                                       -----------  ---------
COMMITMENTS AND CONTINGENCIES (Note
  13)
SHAREHOLDERS' INVESTMENT
Common stock -- authorized 35,000,000
  shares, $0.01 par value; issued
  10,497,600 and 7,900,000 shares....          105          1
Additional capital...................       44,877      4,553
Accumulated earnings.................       32,597     28,930
Cumulative translation adjustments...          271       (216)
Common stock held in treasury, at
  cost (240,000 shares)..............       (3,046)
                                       -----------  ---------
           Total shareholders'
             investment..............       74,804     33,268
                                       -----------  ---------
           Total liabilities and
             shareholders'
             investment..............  $   123,826  $  98,890
                                       ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                         1996        1995        1994
                                       ---------  ----------  ----------
Cash flows from operating activities:
     Net income......................  $   3,667  $    3,400  $    4,793
     Adjustments to reconcile net
       income to net cash provided by
       (used for) operating
       activities:
          Depreciation and
            amortization.............      7,149       6,108       4,573
          Deferred income taxes......       (624)       (485)         38
     Change in operating assets and
       liabilities:
          Receivables................     (2,502)     (3,861)     (7,042)
          Inventories................    (12,929)    (15,694)     (4,879)
          Other current assets.......        200        (701)       (467)
          Long-term receivables......     (6,909)       (219)     (2,175)
          Other assets...............     (2,334)       (767)       (426)
          Accounts payable...........     (3,034)      4,058       4,174
          Unearned revenue...........     (2,665)      4,893         213
          Taxes on income............      2,331         128         455
          Other liabilities..........      2,233        (540)       (488)
          Payable to Tech-Sym........      1,639       4,005       3,192
                                       ---------  ----------  ----------
     Net cash provided by (used for)
       operating activities..........    (13,778)        325       1,961
                                       ---------  ----------  ----------
Cash flows from investing activities:
     Capital expenditures............     (7,649)     (9,820)     (4,626)
     Payments for purchases of
       businesses....................                 (4,078)     (3,000)
                                       ---------  ----------  ----------
     Net cash used for investing
       activities....................     (7,649)    (13,898)     (7,626)
                                       ---------  ----------  ----------
Cash flows from financing activities:
     Net borrowings from (payments
       to) Tech-Sym Corporation......    (20,067)      4,609        (600)
     Net borrowings under lines of
       credit agreements.............      5,100       3,641       4,000
     Proceeds from long-term debt....        103       7,284       1,709
     Payments on long-term debt......     (1,453)     (2,177)       (336)
     Proceeds from issuance of common
       stock.........................     40,428
     Purchase of treasury stock......     (3,046)
                                       ---------  ----------  ----------
     Net cash provided by financing
       activities....................     21,065      13,357       4,773
                                       ---------  ----------  ----------
Net decrease in cash and cash
  equivalents........................       (362)       (216)       (892)
     Cash and cash equivalents at
       beginning of period...........      1,668       1,884       2,776
                                       ---------  ----------  ----------
     Cash and cash equivalents at end
       of period.....................  $   1,306  $    1,668  $    1,884
                                       =========  ==========  ==========
Supplemental Cash Flow Information:
Cash Transactions:
     Interest paid to third
       parties.......................  $   1,226  $      535  $      228
                                       =========  ==========  ==========
     Income taxes paid to third
       parties, net..................  $     738  $       63  $        8
                                       =========  ==========  ==========
Non-Cash Transactions:
     Non-cash consideration for
       acquisition...................  $          $           $    2,560
                                       =========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                                                           CUMULATIVE
                                       COMMON   ADDITIONAL   ACCUMULATED   TRANSLATION   TREASURY
                                       STOCK     CAPITAL      EARNINGS     ADJUSTMENTS    STOCK       TOTAL
                                       ------   ----------   -----------   -----------   --------   ---------
Balance, December 31, 1993...........   $        $  4,553      $20,737        $(426)     $          $  24,864
Net income for year..................                            4,793                                  4,793
Currency translation adjustment......                                           208                       208
Issuance of Symtronix Corporation
  common stock.......................      1                                                                1
                                       ------   ----------   -----------   -----------   --------   ---------
Balance, December 31, 1994...........      1        4,553       25,530         (218)                   29,866
Net income for year..................                            3,400                                  3,400
Currency translation adjustment......                                             2                         2
                                       ------   ----------   -----------   -----------   --------   ---------
Balance, December 31, 1995...........      1        4,553       28,930         (216)                   33,268
Net income for year..................                            3,667                                  3,667
Currency translation adjustment......                                           487                       487
Issuance of GeoScience common
  stock..............................    104       40,324                                              40,428
Acquisition of treasury shares.......                                                      (3,046)     (3,046)
                                       ------   ----------   -----------   -----------   --------   ---------
Balance, December 31, 1996...........   $105     $ 44,877      $32,597        $ 271      $ (3,046)  $  74,804
                                       ======   ==========   ===========   ===========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     GeoScience Corporation, a majority owned subsidiary of Tech-Sym Corporation (Tech-Sym), and its subsidiaries (the Company) designs, develops and manufactures seismic data exploration systems, geoscientific software, and related products. The Company operates in one industry segment across geographically diverse markets.

     The Company was formed in March 1996 to effect the combination of certain wholly-owned subsidiaries of Tech-Sym. The consolidated financial statements include the accounts of Syntron, Inc. and subsidiaries (Syntron); CogniSeis Development, Inc. and subsidiaries (CogniSeis); and Symtronix Corporation (Symtronix), all of which were subsidiaries of Tech-Sym until reorganized into the Company by Tech-Sym in March 1996. The reorganization was accounted for as combination of entities under common control and accordingly, the net assets of the Company were recorded at their historical cost basis at that time.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION:

     Revenue from the sale of hardware products and software licenses are recognized at the time of shipment unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Maintenance and other revenue is principally comprised of post-contract customer support agreements. Post-contract customer support agreements are recorded as unearned revenue and recognized as revenue ratably over the contract period.

INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined principally on the first-in, first-out method.

DEPRECIATION AND AMORTIZATION:

     Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Major renewals and betterments are capitalized while minor replacements, maintenance, and repairs which do not extend useful lives are expensed. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and the resultant gain or loss is recognized at that time.

     Intangible assets include purchased technology and goodwill and are amortized using the straight-line method over five to seven years. Amortization expense was $2,490,000, $1,250,000, and $221,000, in 1996,

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1995, and 1994, respectively. Intangible assets of $6,853,000 and $9,030,000 at December 31, 1996 and December 31, 1995, respectively, are included in other assets and are net of accumulated amortization of $7,840,000 and $5,350,000 at December 31, 1996 and December 31, 1995, respectively.

LONG-LIVED ASSETS:

     In 1996, the Company adopted Financial Accounting Standards No. 121 (FAS
121), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". In accordance with FAS 121, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company at December 31, 1996.

SOFTWARE DEVELOPMENT COSTS:

     Costs of developing software for sale are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, software development costs are capitalized until the software is ready for general release to customers. Once the software is ready for general release, amortization of the software development costs begins. Amortization is calculated as the greater of the amount computed by applying the ratio of revenues generated during the current year to currently anticipated gross revenues over the remainder of the product life or by applying the straight-line method over the currently estimated remaining product life to the amount capitalized. Capitalized software development costs are generally not amortized over periods which exceed five years. At each balance sheet date, the Company evaluates the net realizable value of capitalized software development costs. The unamortized portion of capitalized software development costs in excess of net realizable value is charged to expense. For this purpose, net realizable value is the estimated future gross revenue from each product, reduced by estimated future costs of completion and disposal, including customer support and maintenance.

     Unamortized software development costs at December 31, 1996 and 1995 were $746,000 and $773,000, respectively. During the years ended December 31, 1996, 1995 and 1994, $86,000, $69,000 and $29,000, respectively, were charged to expense for amortization.

INCOME TAXES:

     The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. For the period January 1 thru May 17, 1996, and for the years ended December 31, 1995 and 1994, the Company was included in a consolidated U.S. Federal income tax return with Tech-Sym. The Company's 1996 provision for income taxes is based on a tax sharing arrangement with Tech-Sym and is not significantly different from that which would result from a separate consolidated return for the Company. U.S. Federal income taxes payable reflected in the balance sheet at December 31, 1995 are due to Tech-Sym.

     Research and development tax credits are recorded to the extent allowable as a reduction of the provision for federal income taxes in the year the qualified research and development expenditures are incurred. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The Company has not recorded a deferred income tax liability for additional U.S. Federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were actually

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Any federal income taxes on such earnings, if remitted, would generally be offset by available foreign tax credits.

FOREIGN CURRENCY TRANSLATION:

     The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of shareholders' investment.

PRO FORMA EARNINGS PER COMMON SHARE (UNAUDITED):

     Unaudited pro forma earnings per common share presented in the consolidated statement of income gives effect to the issuance of 10,497,600 shares of GeoScience common stock -- 7,900,000 shares for the period from January 1, 1996 to the Company's public offering in May 1996 increased by 2,597,600 shares thereafter in connection with the public offering. The unaudited pro forma weighted average common shares outstanding for the year ended December 31, 1996 was 9,453,000 assuming pro forma shares outstanding of 7,900,000 as of the beginning of the period, adjusted by other activity as it occurred during the period. The effect of common stock equivalents was not significant.

     Unaudited supplemental pro forma earnings per common share for 1996 was $.42 and reflects adjustments for the period prior to the Company's public offering related to (a) incremental general and administrative costs of approximately $131,000 resulting from the Company's operating as a separate entity from Tech-Sym, (b) reduced interest expense of approximately $1,178,000 resulting from payment of indebtedness with proceeds from the public offering and, (c) the related income tax effects of approximately $366,000. The unaudited supplemental pro forma common shares outstanding for the year ended December 31, 1996 was 10,426,228 assuming pro forma shares outstanding of 10,497,600 as of the beginning of the period, adjusted by other activity as it occurred during the period.

STOCK BASED COMPENSATION:

     In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), "ACCOUNTING FOR STOCK-BASED COMPENSATION". Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and has provided in Note 10 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

RECENT PRONOUNCEMENTS:

     In 1996, Financial Accounting Standards No. 125 (FAS 125) "ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 -- ACQUISITIONS

     Syntron acquired certain of the assets of Digicon, Inc. formerly used by Digicon in its marine engineering, land engineering, and cable and canister repair facilities in September 1994 for an aggregate

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchase price of $5,560,000 in cash and other consideration. The purchase price exceeded the fair value of the net assets acquired by $2,975,000 and this amount is being amortized over 5 years.

     CogniSeis acquired Photon Systems Ltd., a company that develops, markets, and licenses seismic and geologic interpretation software in September 1995 for an aggregate purchase price of $2,252,000. The purchase price exceeded the fair value of the net assets acquired by $3,986,000 and this amount is being amortized over five to seven years. In addition, in connection with the acquisition, $306,000 of the purchase price was allocated to in-process technology which was expensed at the date of acquisition. During the first quarter of 1996, the purchase price of Photon was adjusted, which resulted in a $400,000 increase in goodwill.

     The acquisitions noted above were accounted for as purchases. Accordingly, the operating results of the acquired businesses and the fair values of the acquired assets and assumed liabilities were included in the Company's combined financial statements as of their acquisition dates.

     With regard to Syntron's 1994 purchase of certain assets from Digicon, historical and pro forma information related to the purchased assets have not been presented because the purchased assets are not considered, individually or together, to constitute a business, primarily due to the change in the use of such assets by Syntron. The following summary, prepared on a pro forma basis, combines the operating results as if the 1995 acquisition had occurred as of the beginning of the periods presented. The summary includes the impact of certain adjustments such as goodwill amortization and estimated changes in interest income due to cash outlays associated with the transaction and the related income tax effects (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                        ----------------------
                                           1995        1994
                                         ---------  ---------
                                             (UNAUDITED)
  Revenue..............................  $  87,161  $  68,583
  Income from continuing operations....      2,430      4,815

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

     During 1995, the Company made several other acquisitions which were not significant in the aggregate.

     CogniSeis Development, Inc., a company which develops, markets, and licenses seismic processing and geologic interpretation systems was acquired by Tech-Sym in June 1995 in a transaction accounted for as a pooling-of-interests. In connection with the acquisition, Tech-Sym issued 737,781 of its shares in exchange for all of the outstanding shares of common stock of CogniSeis. The consolidated financial statements include the operating results of CogniSeis for all periods presented. Separate operating results of CogniSeis for the periods prior to the merger are as follows (in thousands):

                                      SIX MONTHS ENDED          YEAR ENDED
                                        JUNE 30, 1995        DECEMBER 31, 1994
                                       ----------------      -----------------
                                                              (UNAUDITED)
  Revenue..........................         $9,716                $16,012
  Net loss.........................            (46)                  (120)

NOTE 3 -- DISCONTINUED OPERATIONS

     On June 15, 1995, the Company sold substantially all of the operating assets of the Syntron Pressure Controls division (SPC) to an unrelated party. Total consideration received from the sale was $1,270,000 in cash as well as contingent consideration in the form of future royalties to be paid to the Company by the

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchaser. These royalties are based on sales of certain Company-developed products and have not been nor are expected to be significant to the Company in the future. Syntron Pressure Controls division was engaged in the business of designing and manufacturing wellhead pressure control equipment such as electronically controlled blow-out prevention devices and related products sold to customers engaged in oil and gas production. Management believes SPC represented a separate line of business from the Company. The pretax loss of $224,000 on disposition has been accounted for as a loss from discontinued operations and prior years financial statements have been reclassified to reflect the disposition. Revenue of this division for 1995 and 1994 were $1,472,000, and $1,670,000, respectively.

NOTE 4 -- RECEIVABLES AND LONG-TERM NOTES RECEIVABLE

     Receivables at December 31, 1996 and 1995 include trade accounts and the current portion of long-term notes receivable of $7,240,000 and $3,378,000, respectively, and are net of reserves for doubtful accounts of $1,331,000 and $660,000, respectively.

     The current and long-term portion of notes receivable are net of reserves for doubtful accounts of $268,000 and $510,000 at December 31, 1996 and 1995, respectively.

     Long-term notes receivable bear interest at rates between 6.72%-13% are due to the Company in monthly installments through September 1999. Long-term notes receivable are generally secured by equipment sold.

NOTE 5 -- INVENTORIES

     Inventories which consist principally of electronic parts are summarized as follows (in thousands):

                                                          DECEMBER 31,
                                                      --------------------
                                                        1996       1995
                                                      ---------  ---------
    Raw materials........................             $  12,669  $  13,870
    Work in process......................                16,292     12,784
    Finished goods.......................                16,884      6,262
                                                      ---------  ---------
                                                      $  45,845  $  32,916
                                                      =========  =========

     Included in finished goods inventories reflected above are components on loan to customers of $2,304,000 and $2,090,000 at December 31, 1996 and 1995, respectively. Such inventories are recorded at net realizable value.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized as follows (dollars in thousands):

                                                           DECEMBER 31,
                                        ESTIMATED    ------------------------
                                          LIVES         1996         1995
                                        ----------   -----------  -----------
At cost:
     Land, buildings and
        improvements.................      10-35     $     8,381  $     8,034
     Machinery and equipment.........       3-12          29,321       30,540
     Lease units.....................        1-3           6,349        3,638
                                                     -----------  -----------
                                                          44,051       42,212
Less accumulated depreciation........                    (18,958)     (19,662)
                                                     -----------  -----------
                                                     $    25,093  $    22,550
                                                     ===========  ===========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Lease units represent systems at customer sites under operating leases. Such units are amortized over the term of the lease. Accumulated depreciation on lease units reflected above totaled $2,082,000 and $2,852,000 as of December 31, 1996 and 1995, respectively.

     Depreciation expense was $5,106,000, $5,259,000, and $4,219,000 for 1996,
1995, and 1994, respectively.

NOTE 7 -- NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1996, the Company had unused short-term lines of credit aggregating approximately $7,029,000. Borrowings under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. The lines of credit contain certain restrictive covenants including limitations on asset sales, limitations on indebtedness, limitations on investments and certain financial covenants and ratios. At December 31, 1996 and 1995, borrowings under lines of credit totaled $15,263,000 and $10,163,000, respectively. Interest rates on such borrowings outstanding were 8.25% to 9.75% at December 31, 1996 and 8.5% at December 31, 1995, respectively. The repayment of CogniSeis indebtedness outstanding under these facilities at December 31, 1996 is fully guaranteed by Tech-Sym. Amounts outstanding for Syntron are guaranteed by Tech-Sym at 75.3%. The repayment of indebtedness outstanding under these facilities at December 31, 1995 was entirely guaranteed by Tech-Sym.

     At December 31, 1996, the Company was in violation of a financial covenant in connection with a $350,000 line of credit agreement, which has been waived by the lender through June 30, 1997.

     The components of long-term debt are summarized as follows (dollars in thousands):

                                                      DECEMBER 31,
                                                  --------------------
                                                    1996       1995
                                                  ---------  ---------
           Notes to banks:
           Term loan, unsecured at 5.30%
             maturing in 2000...................  $   2,501  $   2,825
           Other notes:
           Real estate mortgage notes, due in
             monthly installments with interest
             at 8.3% to 9.9% maturing at various
             dates through 2009.................      1,727      1,854
           Notes secured by equipment, due in
             monthly installments with interest
             at 4.125% to 11.5% maturing at
             various dates through 2002.........      1,176      1,369
           Other................................        150        856
                                                  ---------  ---------
                                                      5,554      6,904
           Less current maturities..............       (934)    (1,518)
                                                  ---------  ---------
                                                  $   4,620  $   5,386
                                                  =========  =========

     The term loan is denominated in Singapore Dollars with an outstanding balance of 3,500,000 Singapore Dollars at December 31, 1996 and is guaranteed by Tech-Sym under a letter of credit.

     Aggregate maturities of long-term debt due after 1997 are $863,000 in 1998, $816,000 in 1999, $1,895,000 in 2000, $459,000 in 2001, $110,000 in 2002, and
$477,000 thereafter.

     At December 31, 1996, $1,047,000 of machinery and equipment and $4,260,000 of land, buildings and improvements were pledged as collateral to secure various long-term debt obligations.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- INCOME TAXES

     The components of income before income taxes were as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Continuing operations
     Domestic........................  $   4,215  $   4,751  $   6,368
     Foreign.........................      1,100      1,044      2,126
                                       ---------  ---------  ---------
                                           5,315      5,795      8,494
Discontinued operations
     Domestic........................                  (891)    (1,425)
                                       ---------  ---------  ---------
                                       $   5,315  $   4,904  $   7,069
                                       =========  =========  =========

     The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Current tax expense
     U.S. Federal....................  $   1,513  $   1,516  $   1,598
     State and local.................        103        186        124
     Foreign.........................        656        287        516
                                       ---------  ---------  ---------
           Total current.............      2,272      1,989      2,238
                                       ---------  ---------  ---------
Deferred tax expense
     U.S. Federal....................        (26)      (669)      (137)
     Foreign.........................       (598)       184        175
                                       ---------  ---------  ---------
           Total deferred............       (624)      (485)        38
                                       ---------  ---------  ---------
           Total provision...........  $   1,648  $   1,504  $   2,276
                                       =========  =========  =========

     The total provision for (benefit from) income taxes has been allocated as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Continuing operations................  $   1,648  $   1,816  $   2,775
Discontinued operations
           Loss from operations......                  (234)      (499)
           Loss on disposal..........                   (78)
                                       ---------  ---------  ---------
                                       $   1,648  $   1,504  $   2,276
                                       =========  =========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The income tax expense for 1996, 1995, and 1994 resulted in effective tax rates of 31.0%, 30.7%, and 32.2%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Federal taxes on income at statutory
  rates..............................  $   1,860  $   1,716  $   2,474
State income taxes, net..............         67        121         80
Foreign Sales Corporation benefit....       (651)      (305)      (249)
Research and development tax
  credits............................        (33)        23        (64)
Foreign tax expense, net.............       (327)      (229)      (169)
Non-deductible amortization..........        352         98         38
Other, net...........................        380         80        166
                                       ---------  ---------  ---------
                                       $   1,648  $   1,504  $   2,276
                                       =========  =========  =========

     Deferred tax liabilities (assets) at December 31, 1996 and 1995 are comprised of the following (in thousands):

                                        DECEMBER 31,      DECEMBER 31,
                                            1996              1995
                                        ------------      ------------
Deferred tax liabilities
     Depreciation....................     $    461          $    846
     Software development costs......          323               305
     Intangible amortization.........          402
     Other...........................          101                87
                                        ------------      ------------
           Gross deferred tax
             liabilities.............        1,287             1,238
                                        ------------      ------------
Deferred tax assets
     Compensated absences accruals...         (110)             (110)
     Inventory accounting and
        valuation allowance..........         (737)             (523)
     Net operating loss carry
     forwards........................         (640)              (80)
     Receivable valuation
        allowances...................         (464)             (439)
     Warranty accrual................         (104)              (17)
     Accrual for self insurance......         (109)               (8)
     Intangible amortization.........                           (451)
     Research and development tax
        credit.......................         (979)             (957)
     Other...........................         (163)             (113)
                                        ------------      ------------
           Gross deferred tax
             assets..................       (3,306)           (2,698)
                                        ------------      ------------
     Deferred tax asset valuation
     allowance.......................          579               644
                                        ------------      ------------
                                          $ (1,440)         $   (816)
                                        ============      ============

     A deferred tax asset valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. These amounts relate to research and development tax credits which are expected to expire unused due to change in ownership limitations.

     Net operating loss carry forwards incurred by the Company's foreign subsidiaries total $1,505,000. Of this amount, $178,000 will expire in the year 2002, and the remaining $1,327,000 will expire in the year 2003.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets of $1,533,000 and $1,209,000 were included in other current assets at December 31, 1996 and 1995, respectively. Deferred tax liabilities of $93,000 and $393,000 were included in other long-term liabilities at December 31, 1996 and 1995, respectively.

NOTE 9 -- SHAREHOLDER'S INVESTMENT

STOCK REPURCHASES

     Effective August 14, 1996 the Company's Board of Directors authorized the Company to repurchase up to 250,000 shares of its common stock. Effective October 17, 1996, the Board authorized a 150,000 share increase in the stock repurchase plan, with a revised maximum amount of 400,000 shares. At December 31, 1996, the Company had repurchased 240,000 shares of its common stock.

NOTE 10 -- EQUITY INCENTIVE PLAN

     The Company's 1996 Equity Incentive Plan (the "Plan") covers 1,500,000 shares of common stock and permits the granting of any or all of the following types of awards: stock appreciation rights, stock options, restricted stock, dividend equivalents, performance units, automatic Director options, phantom shares, limited stock appreciation rights ("LSARs"), bonus stock and cash tax rights.

     Options covering a total of 366,300 shares plus 1,000 phantom shares have been granted to key employees of the Company, Tech-Sym, and affiliates under the Plan. Each such option has an exercise price of 100% of the fair market value on the date of grant and has a term of ten years. The options are exercisable 25% after one year, with an additional 25% exercisable each year thereafter. At December 31, 1996, no options to employees under the Plan were exercisable. The phantom shares awarded were payable two years after award in cash and/or stock at the Company's option and were forfeited in early 1997.

     The Plan provides for the automatic grant of stock options to nonemployee directors of the Company and Tech-Sym (the "Director Options"). Each Director of the Company who was not an employee of either the Company or Tech-Sym (the "GeoScience Nonemployee Directors") automatically received an option to purchase 10,000 shares of common stock, and each nonemployee director of Tech-Sym who was not a Director of the Company (the "Tech-Sym Nonemployee Directors") automatically received an option to purchase 5,000 shares of common stock, in each case at an exercise price per share equal to the arithmetic average, without regard to number of shares, of the closing price on the NASDAQ National Market for thirty (30) consecutive trading days after the closing of the initial public offering ($17.55). Each GeoScience Nonemployee Director shall automatically receive on the day following each annual meeting of the Company's stockholders (commencing with the 1997 meeting) an option to purchase 1,000 shares of common stock (the "Annual Grants") at an exercise price per share equal to the fair market value of the common stock on the date of grant. Each person who becomes a GeoScience Nonemployee Director after the initial grants shall receive an initial option award to purchase 10,000 shares of common stock on the date of such person's election or appointment at an exercise price per share equal to the fair market value of the common stock on the date of grant.

     On December 11, 1996, the Board of Directors adopted, subject to approval and ratification of Tech-Sym and the Company's stockholders, an amendment to the Plan granting to each GeoScience Nonemployee Director an option to purchase 10,000 shares of common stock, and each Tech-Sym Nonemployee Director an option to purchase 5,000 shares of common stock, in each case at an exercise price per share equal to the fair market value of the common stock on the date of grant ($12.00). On February 19, 1997, the Board of Directors adopted, subject to approval and ratification of Tech-Sym and the Company's stockholders, an amendment to the Plan providing, among other things, for an increase in the Annual Grants from 1,000 shares to 2,000 shares of common stock. Tech-Sym has approved the amendments to the Plan subject to approval and ratification by the Company's stockholders.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Director Options covering a total of 115,000 shares, including those subject to approval and ratification by the Company's stockholders, have been granted under the Plan. These options have exercise prices of $12.00 to $17.55 per share, have a ten year life and are exercisable in full after six months. At December 31, 1996, Director Options under the Plan covering a total of 45,000 shares were exercisable.

     Using the Black-Scholes model, the weighted average fair value at date of grant for options granted during 1996 was $7.43 per share. The fair value of options at date of grant was estimated using the following weighted average assumptions:

                                                             1996
                                                          ----------
               Expected Life...........................   6.5 years
               Interest Rate...........................   6.58%
               Volatility..............................   51%
               Dividend Yield..........................   0%

     Stock based compensation cost would have reduced pretax income $714,000 in 1996 ($464,000 after tax and $.05 per share) if the fair value of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

     Changes in outstanding options under the Plan during 1996 were as follows:

                                         NUMBER      EXERCISE PRICE    WEIGHTED AVERAGE
                                        OF SHARES      PER SHARE       PRICE PER SHARE
                                        ---------    --------------    ----------------
Granted..............................     481,300     $ 12.00-17.55         $13.15
Expired or cancelled.................     (37,700)      12.75-17.55          13.39
                                        ---------    --------------       --------
Outstanding, December 31, 1996.......     443,600       12.00-17.55          13.13
                                        =========    ==============       ========

     There were 1,055,400 shares available for grants under the plans at December 31, 1996.

     The following table summarizes significant ranges of outstanding and exercisable options and phantom shares at December 31, 1996:

                                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                           ---------------------------------------------------    --------------------------------
                                             NUMBER       WEIGHTED-AVERAGE                           NUMBER
                RANGE OF                   OUTSTANDING       REMAINING        WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
            EXERCISE PRICES                AT 12/31/96    CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/96      EXERCISE PRICE
            ----------------               -----------    ----------------    ----------------    ------------    ----------------
Phantom.................................       1,000            9.47               $ 0.00
$12.00 to $17.55........................     443,600            9.51               $13.10            45,000            $17.55
                                           -----------         -----             --------         ------------       --------
$0.00 to $17.55.........................     444,600            9.53               $13.10            45,000            $17.55
                                           ===========         =====             ========         ============       ========

NOTE 11 -- BENEFIT PLANS

     The Company maintains a defined contribution retirement plan covering substantially all employees in the United States. The annual Company contributions to the plan were $558,000 for 1996, $360,000 for 1995, and $309,000 for 1994. The Company's policy is to fund these retirement costs currently.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Tech-Sym provides management, financial, and legal services to the Company and charges the Company a fee for such services. These fees represent reimbursement to Tech-Sym for corporate management and administrative services as well as charges for external services. Direct costs incurred by Tech-Sym on behalf of the Company are charged to the Company as incurred, and indirect costs incurred by Tech-Sym are allocated to the Company based on payroll costs, operating revenue, tangible capital assets

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and inventory of the Company relative to Tech-Sym and its subsidiaries in the aggregate. Management believes the fees charged to the Company by Tech-Sym are reasonable.

     In addition, the Company had outstanding indebtedness to Tech-Sym and was charged interest on the indebtedness of $1,040,000, $1,338,000, and $709,000 for 1996, 1995, and 1994, respectively, on the outstanding balances. Interest was charged at a rate of 8% per annum in 1996, 1995, and 1994. Interest accrued on indebtedness to Tech-Sym is included in payable to Tech-Sym. The borrowings from Tech-Sym are due on demand.

     The following table presents changes in the payable to Tech-Sym for years 1996, 1995, and 1994 (in thousands).

                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                               1996       1995       1994
                                             ---------  ---------  ---------
      Beginning balance....................  $  23,554  $  14,940  $  12,348
      Income tax allocations...............     (1,213)     1,337      1,469
      Management, financial and legal
      services.............................      1,812      1,274      1,000
      Interest charges.....................      1,040      1,338        709
      Net Borrowings (Payments)............    (20,067)     4,609       (600)
      Other................................                    56         14
                                             ---------  ---------  ---------
      Ending Balance.......................  $   5,126  $  23,554  $  14,940
                                             =========  =========  =========

     The weighted average non-interest bearing borrowings from Tech-Sym outstanding during 1996, 1995, and 1994 were $1,517,000, $2,842,000, and
$1,621,000, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, receivables, and long-term receivables. The Company places its cash and cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Credit risk with respect to receivables and long-term receivables is concentrated in companies engaged in oil and gas exploration.

     A relatively small number of customers has accounted for most of the Company's revenue. The Company's three largest customers in 1996, 1995, and 1994 accounted for 44%, 39%, and 38% of totals revenue, respectively. Customers accounting for 10% or more of total revenue during 1996, 1995, and 1994 are as follows.

                                             1996      1995      1994
                                             ----      ----      ----
     Customer A...........................    16%       21%       26%
     Customer B...........................    15%       12%
     Customer C...........................    13%

FINANCIAL INSTRUMENTS:

     The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes nor does it hold interest rate, leveraged, or other types of derivative financial instruments.

     Fair values for financial instruments are based on quoted market prices. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

remaining life of the instruments. Fair values of cash and cash equivalents, receivables, long-term receivables, notes payable, accounts payable, other accrued liabilities, and long-term debt reflected in the December 31, 1996 and 1995 balance sheet approximate carrying value at that date.

LEASE COMMITMENTS:

     The Company leases manufacturing and other facilities under certain long-term agreements which expire at various dates through 2002. Total rentals charged to operations under such operating leases for 1996, 1995, and 1994 were $713,000, $1,647,000, and $1,027,000, respectively.

     Future minimum rental commitments under all noncancellable operating leases in effect at December 31, 1996 totaled $1,613,000 and are payable as follows:
1997 -- $626,000; 1998 -- $209,000; 1999 -- $212,000; 2000 -- $221,000;
2001 -- $194,000; and $151,000 thereafter.

LITIGATION:

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's combined financial position, operating results, or cash flows.

OTHER COMMITMENTS AND CONTINGENCIES:

     The Company is a member of a consortium that is contingently liable as of December 31, 1996 for the payment of approximately $2,000,000 based on proceeds from the sale or license of technology developed by the consortium.

     The Company is contingently liable for notes receivable aggregating $2,559,000 at December 31, 1996 (in the event of customer default or other covenant violations) which it began selling to a financial institution during 1995. During 1996, the Company did not sell any notes receivable to the financial institution under this arrangement and has not experienced any material financial losses to date under this arrangement. During 1995, the Company sold $14,168,000 of notes receivable to the financial institution under this arrangement.

     In the ordinary course of business, the Company pays royalties on a percentage of the net sales of certain products in connection with assignments to the Company of all intellectual property rights with respect to such products. Generally these royalties are payable until the Company is no longer using the intellectual property rights. Royalty expense aggregated $2,151,000, $1,464,000, and $888,000 in 1996, 1995, and 1994, respectively.

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses which would materially affect the Company's consolidated financial position, operating results, or cash flows.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- OTHER FINANCIAL INFORMATION

FOREIGN SALES:

     Foreign sales (primarily exports from the U.S.) as a percentage of total sales are summarized by geographic area as follows:

                                         1996       1995       1994
                                       ---------  ---------  ---------
Europe...............................       48.0%      33.4%      37.2%
Far East.............................       11.9       26.8       19.5
Middle East..........................        1.5        1.7        1.7
Other areas..........................        9.1        8.3        9.6
                                       ---------  ---------  ---------
                                            70.5%      70.2%      68.0%
                                       =========  =========  =========

     Retained earnings of the Company's foreign subsidiaries totaled $5,563,000 and $4,308,000 at December 31, 1996 and 1995, respectively.

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION:

     The following is a summary of unaudited quarterly financial data for the years 1996 and 1995 (in thousands except per share amounts):

                                                                                 EARNINGS
                                                                                    PER
                                                        GROSS         NET         COMMON
                                          SALES         PROFIT       INCOME        SHARE
                                       -----------     --------      ------      ---------
March 31, 1996.......................  $    24,750     $ 11,319      $  374        $ .05
June 30, 1996........................       25,400       11,381         228          .03
September 30, 1996...................       32,937       13,164       1,138          .11
December 31, 1996....................       30,667       13,531       1,927          .19
                                       -----------     --------      ------      ---------
                                       $   113,754     $ 49,395      $3,667        $ .39
                                       ===========     ========      ======      =========
March 31, 1995.......................  $    15,506     $  7,636      $ (519)
June 30, 1995........................       19,750        9,482         946
September 30, 1995...................       23,202       11,286       1,730
December 31, 1995....................       25,767       11,846       1,243
                                       -----------     --------      ------
                                       $    84,225     $ 40,250      $3,400
                                       ===========     ========      ======

     Earnings per share data is presented on a pro forma basis for all quarters prior to the quarter ended June 30, 1996 (Note 1).

     As more fully discussed in Note 2, on June 30, 1995, the Company acquired CogniSeis Development, Inc., in a business combination accounted for as a pooling of interests. Accordingly, the Company's quarterly financial information for the year ended December 31, 1995 has been restated to present the results of the combined companies.

                    GEOSCIENCE CORPORATION AND SUBSIDIARIES
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                    CHARGED                              CHARGED
                                        BALANCE    TO COSTS                             TO COSTS
                                          AT          AND                    BALANCE       AND                    BALANCE
                                       BEGINNING   EXPENSES    DEDUCTIONS     AT END    EXPENSES    DEDUCTIONS     AT END
             DESCRIPTION                OF 1994      1994         1994       OF 1994      1995         1995       OF 1995
-------------------------------------  ---------   ---------   -----------   --------   ---------   -----------   --------
GEOSCIENCE CORPORATION AND
  CONSOLIDATED SUBSIDIARIES
Reserves deducted from assets:
    Current receivables..............    $  85      $   813       $ 156        $742      $   971      $ 1,053      $  660
    Long-term receivables............        0          246           0         246          160            0         406
                                       ---------   ---------   -----------   --------   ---------   -----------   --------
                                         $  85      $ 1,059       $ 156        $988      $ 1,131      $ 1,053      $1,066
                                       =========   =========   ===========   ========   =========   ===========   ========

                                        CHARGED
                                       TO COSTS
                                          AND                    BALANCE
                                       EXPENSES    DEDUCTIONS     AT END
             DESCRIPTION                 1996         1996       OF 1996
-------------------------------------  ---------   -----------   --------
GEOSCIENCE CORPORATION AND
  CONSOLIDATED SUBSIDIARIES
Reserves deducted from assets:
    Current receivables..............    $ 981        $ 310       $1,331
    Long-term receivables............        0          340           66
                                       ---------   -----------   --------
                                         $ 981        $ 650       $1,397
                                       =========   ===========   ========

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.

                                INDEX TO EXHIBITS
 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBITS
--------                      -----------------------

3.1*      -- Articles of Incorporation of GeoScience Corporation (Exhibit 3.1
             to Registrant's Registration Statement (No. 333-2986) on Form S-1, as amended).

3.2*      -- Bylaws of GeoScience Corporation (Exhibit 3.2 to Registrant's
             Registration Statement (No. 333-2986) on Form S-1, as amended).

4.1*      -- Specimen Common Stock Certificate (Exhibit 4.2 to Registrant's
             Registration Statement (No. 333-2986) on Form S-1, as amended).

10.1*+    -- 1996 Equity Incentive Plan. (Exhibit 10.1 to Registrant's
             Registration Statement (No. 333-2986) on Form S-1, as amended).

10.2*     -- Form of Corporate Services Agreement (Exhibit 10.2 to
             Registrant's Registration Statement (No. 333-2986) on Form S-1, as amended).

10.3*     -- Form of Intercompany Credit Agreement (Exhibit 10.3 to
             Registrant's Registration Statement (No. 333-2986) on Form S-1, as amended).

10.4*     -- Form of Tax Allocation Agreement (Exhibit 10.4 to Registrant's
             Registration Statement (No. 333-2986) on Form S-1, as amended).

10.5*     -- Form of Shareholder Agreement (Exhibit 10.5 to Registrant's
             Registration Statement (No. 333-2986) on Form S-1, as amended).

10.6*     -- Form of Stock Restriction and Registration Agreement (Exhibit
             10.6 to Registrant's Registration Statement (No. 333-2986) on Form S-1, as amended).

10.7      -- Loan Agreement dated December 6, 1996 between Registrant and
             Wells Fargo Bank (Texas) N.A.

10.8*     -- Loan Agreement dated November 30, 1995 between CogniSeis and
             NationsBank (Exhibit 10.7 to Registrant's Registration Statement (No. 333-2986) on Form S-1, as amended).

10.9      -- Amendment No. 1 to Loan Agreement dated November 30, 1995 between
             CogniSeis and NationsBank.

10.10     -- Amendment No. 2 to Loan Agreement dated November 30, 1995 between
             CogniSeis and NationsBank.

10.11     -- Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A.

10.12+    -- Form of Nonemployee Director Stock Option Agreement

10.13+    -- Termination Agreement dated August 15, 1996, between Tech-Sym
             Corporation and Bruce H. Nelson.

10.14+    -- Termination Agreement dated May 1, 1991 between Tech-Sym
             Corporation and J. Rankin Tippins.

10.15+    -- Termination Agreement dated May 1, 1991 between Tech-Sym
             Corporation and Ray F. Thompson.

10.16+    -- Termination Agreement dated May 1, 1991 between Tech-Sym
             Corporation and Richard F. Miles.

10.17+    -- First Amendment dated June 21, 1994 to Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Richard F.
             Miles.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBITS
--------                      -----------------------
10.18+    -- Executive Retirement Agreement, as amended and restated, dated
             April 30, 1992 between Tech-Sym Corporation and Wendell W. Gamel.

10.19+    -- Executive Retirement Agreement, as amended and restated, dated
             April 30, 1992 for Ray F. Thompson.

10.20+    -- Executive Retirement Agreement, as amended and restated, dated
             April 30, 1992 between Tech-Sym Corporation and J. Rankin
             Tippins.

10.21+    -- Executive Retirement Agreement dated April 26, 1994 between
             Tech-Sym Corporation and Richard F. Miles.

21        -- Subsidiaries of GeoScience.

23        -- Consent of Independent Accountants.

24        -- Power of Attorney.

27        -- Financial Data Schedule.
------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.