Form 10-Q
period 1997-06-30
GEOSCIENCE CORP
filed 1997-08-13
CIK 1011586

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [_].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common                    Outstanding at July 31, 1997
        ----------------------------        ----------------------------
        Common Stock, $.01 par value                 10,063,850

                                                                       Form 10-Q
GeoScience Corporation

                                      INDEX
                                      -----

                                                               Page No.
                                                               --------

        Part I.  Financial Information:

          Consolidated Balance Sheet June 30, 1997
            and December 31, 1996                                  1

          Consolidated Statement of Income and Accumulated
            Earnings for the Quarter Ended June 30,
            1997 and 1996                                          2

          Consolidated Statement of Income and Accumulated
            Earnings for the Six Months Ended June 30,
            1997 and 1996                                          3

          Consolidated Statement of Cash Flows for the
            Six Months Ended June 30, 1997 and 1996                4

          Notes to Consolidated Financial Statements              5-7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8-11



        Part II.  Other Information:

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                        12

          Item 6.  Exhibits and Reports on Form 8-K               12

        Signatures                                                13

Page 1                                                                 Form 10-Q
                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

GeoScience Corporation
Consolidated Balance Sheet
(stated in thousands,
 except share amounts)
                                              June 30, 1997   December 31, 1996
                                               ------------     ------------
                                                (unaudited)
Assets
  Current assets:
    Cash and cash equivalents ...............  $      1,135     $      1,306
    Receivables .............................        21,848           30,793
    Inventories .............................        50,944           45,845
    Other ...................................         3,208            2,632
                                               ------------     ------------
          Total current assets ..............        77,135           80,576
  Property, plant and equipment .............        22,432           25,093
  Long-term receivables .....................         3,161            9,899
  Other assets ..............................         2,363            8,258
  Net assets of discontinued operation ......        12,385
                                               ------------     ------------
          Total assets ......................  $    117,476     $    123,826
                                               ============     ============
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt ...........  $     13,208     $     16,197
    Accounts payable ........................         6,978            8,336
    Unearned revenue ........................         2,330            3,232
    Taxes on income .........................         1,139            2,813
    Payable to Tech-Sym Corporation .........        10,583            5,126
    Other accrued liabilities ...............         5,079            8,009
                                               ------------     ------------
          Total current liablilites .........        39,317           43,713
  Long-term debt ............................         5,023            4,620
  Other liabilities and deferred credits ....           131              689
                                               ------------     ------------
          Total liabilities .................        44,471           49,022
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,497,600 shares ........................           105              105
  Additional capital ........................        44,877           44,877
  Accumulated earnings ......................        33,247           32,597
  Common stock held in treasury
   at cost (435,000 and 240,000 shares) .....        (5,298)          (3,046)
  Cumulative translation adjustments ........            74              271
                                               ------------     ------------
          Total shareholders' investment ....        73,005           74,804
                                               ------------     ------------
          Total liabilities and
           shareholders' investment .........  $    117,476     $    123,826
                                               ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                  For the Quarter Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                           (unaudited)

Revenue ......................................    $     23,322     $     19,996

Cost of revenue ..............................          12,878           11,864
                                                  ------------     ------------
       Gross profit from
         continuing operations ...............          10,444            8,132
                                                  ------------     ------------
Expenses:
  Selling, general and administrative
    expenses .................................           5,782            4,573
  Research and development expense ...........           2,084            1,749
  Interest expense ...........................             546              130
  Interest and other (income), net ...........              (7)            (331)
                                                  ------------     ------------
                                                         8,405            6,121
                                                  ------------     ------------
       Income from continuing operations
        before income taxes ..................           2,039            2,011
Provision for income taxes
  from continuing operations .................             632              646
                                                  ------------     ------------
       Income from continuing operations .....           1,407            1,365
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $425
    and $538, respectively ...................             946            1,137
                                                  ------------     ------------
       Net income ............................             461              228

Accumulated earnings:
    Beginning of period ......................          32,786           29,304
                                                  ------------     ------------
    End of period ............................    $     33,247     $     29,532
                                                  ============     ============
Earnings (loss) per common share:
  Continuing operations ......................    $       0.14     $       0.15
  Discontinued operation .....................           (0.09)           (0.12)
                                                  ------------     ------------
       Net income ............................    $       0.05     $       0.03
                                                  ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q


GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)

                                               For the Six Months Ended June 30,
                                                 -----------------------------
                                                     1997             1996
                                                          (unaudited)

Revenue ......................................   $     46,652     $     38,869

Cost of revenue ..............................         27,612           22,964
                                                 ------------     ------------
       Gross profit from
         continuing operations ...............         19,040           15,905
                                                 ------------     ------------
Expenses:
  Selling, general and administrative
    expenses .................................         11,178            8,522
  Research and development expense ...........          3,797            3,614
  Interest expense ...........................            959              626
  Interest and other (income), net ...........           (138)            (344)
                                                 ------------     ------------
                                                       15,796           12,418
                                                 ------------     ------------
       Income from continuing operations
        before income taxes ..................          3,244            3,487
Provision for income taxes
  from continuing operations .................          1,006            1,117
                                                 ------------     ------------
       Income from continuing operations .....          2,238            2,370
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $713
    and $833, respectively ...................          1,588            1,768
                                                 ------------     ------------
       Net income ............................            650              602

Accumulated earnings:
    Beginning of period ......................         32,597           28,930
                                                 ------------     ------------
    End of period ............................   $     33,247     $     29,532
                                                 ============     ============
Earnings (loss) per common share:
  Continuing operations ......................   $       0.22     $       0.28
  Discontinued operation .....................          (0.16)           (0.21)
                                                 ------------     ------------
       Net income ............................   $       0.06     $       0.07
                                                 ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

GeoScience Corporation
Consolidated Statement of Cash Flows
(stated in thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                           1997         1996
                                                              (unaudited)
Cash flows from operating activities:
  Net income .........................................  $      650   $      602
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization ...................       3,837        3,294
  Change in operating assets and liabilities:
     Receivables .....................................       2,099       (2,982)
     Inventories .....................................      (5,300)      (6,307)
     Other current assets ............................        (994)       1,431
     Long-term receivables ...........................        (961)         460
     Other assets ....................................        (349)      (3,802)
     Accounts payable ................................        (276)      (1,361)
     Unearned revenue ................................         341       (3,463)
     Taxes on income .................................      (1,511)       1,090
     Other liabilities ...............................      (2,000)         442
     Payable to Tech-Sym .............................         327
                                                        ----------   ----------
  Net cash used for operating activities .............      (4,137)     (10,596)
                                                        ----------   ----------
Cash flows from investing activities:
  Capital expenditures ...............................      (4,128)      (3,221)
  Sale of equipment under operating leases ...........         731
                                                        ----------   ----------
  Net cash used for investing activities .............      (3,397)      (3,221)
                                                        ----------   ----------
Cash flows from financing activities:
  Net borrowings from (payments to)
   Tech-Sym Corporation ..............................       5,130      (20,904)
  Net payments under line of credit agreements .......      (2,882)      (6,415)
  Proceeds from long-term debt .......................         894
  Payments on long-term debt .........................        (598)        (450)
  Purchase of treasury stock .........................      (2,252)
  Proceeds from issuance of common stock .............                   40,381
  Proceeds from sale of notes receivable .............       7,268
  Other ..............................................        (197)         (58)
                                                        ----------   ----------
  Net cash provided by financing activities ..........       7,363       12,554
                                                        ----------   ----------
Net decrease in cash and cash equivalents ............        (171)      (1,263)
  Cash and cash equivalents at beginning of period ...       1,306        1,668
                                                        ----------   ----------
  Cash and cash equivalents at end of period .........  $    1,135   $      405
                                                        ==========   ==========

Cash flow from operating activities include:
  Interest paid ......................................  $      980   $      574
  Income taxes paid ..................................       1,028

       The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements

      1. The accompanying unaudited consolidated financial statements of GeoScience Corporation and its subsidiaries ("the Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 1996.

            In the opinion of the Company's management ("Management"), all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

            The consolidated statements of income for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

            The consolidated financial statements have been restated to reflect the Company's geoscientific software subsidiary as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 (see Note 2).

      2. Effective June 30, 1997 ("the measurement date"), the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). Accordingly, CogniSeis is reported as a discontinued operation for the periods presented. Management anticipates CogniSeis will incur operating losses approximating $500,000 from the measurement date through the disposal date. Such losses have been deferred due to the fact that Management expects a gain on the sale of CogniSeis.

            On July 15, 1997, the Company signed a letter of intent to sell CogniSeis for cash and guaranteed future royalties with a combined estimated value between $19.5 and $23 million. The proposed sale is subject to the terms of a negotiated definitive agreement which could vary from the letter of intent, and no assurances can be made that this transaction will be completed. Management's current estimate indicates that the total sale proceeds from the disposal of CogniSeis will result in a gain on the transaction. However, the ultimate financial impact of the negotiated definitive agreement could differ from Management's current estimate.

            The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

Page 6                                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

                                                          Quarter Ended June 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
            Revenue ................................      $  5,575      $  5,404
                                                          ========      ========
            Loss before provision for
             income taxes ..........................         1,371         1,675
            Provision for income taxes .............           425           538
                                                          --------      --------
            Net loss ...............................      $    946      $  1,137
                                                          ========      ========

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
            Revenue ................................      $ 11,398      $ 11,281
                                                          ========      ========
            Loss before provision for
             income taxes ..........................         2,301         2,601
            Provision for income taxes .............           713           833
                                                          --------      --------
            Net loss ...............................      $  1,588      $  1,768
                                                          ========      ========

            The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                      June 30, 1997
                                                      -------------
            Current assets                               $ 7,465
            Property, plant and equipment, net             3,149
            Other assets                                   5,747

            Current liabilities                           (3,976)
                                                          ------
                 Net assets                              $12,385
                                                          ======

      3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                       June 30, 1997    December 31, 1996
                                       -------------    -----------------
                                         (unaudited)
            Raw Materials                  $11,827            $12,669
            Work in Process                 16,418             16,292
            Finished Goods                  22,699             16,884
                                           -------            -------
                 Total inventories         $50,944            $45,845
                                           =======            =======

      4. Earnings per common share are based on the weighted average number of shares outstanding during each period (10,101,000 and 9,185,000 for the quarter ended June 30, 1997 and 1996,

Page 7                                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

            respectively, and 10,162,000 and 8,542,000 for the six month period ended June 30, 1997 and 1996, respectively).

      5.    In 1997, Statement of Financial Accounting Standards No. 128 (FAS
            128), Earnings per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.

Page 8                                                                 Form 10-Q

GeoScience Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). CogniSeis is accounted for as a discontinued operation. Accordingly, the consolidated financial statements have been restated to report separately the operating results of the continuing operations. All prior year amounts have been restated.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

Revenue increased $3,326,000 or 17% to $23,322,000 for the quarter ended June 30, 1997. The increase in revenue resulted primarily from increased shipments of land and ocean bottom extruded seismic cables. The consolidated gross profit margin increased 4% to 45% of revenue for the quarter ended June 30, 1997, compared to the same quarter in the prior year. The increase in gross profit margin is attributed to reduced costs derived from improved manufacturing efficiencies and decreased electronic component prices related to the 24-bit electronic module. Additionally, the prior period quarter gross profit margin was unusually depressed due to a strategic sale of an ocean bottom cable system at a lower than customary margin.

Consolidated selling, general and administrative expenses increased 26% to $5,782,000 during the second quarter of 1997. These expenses as a percentage of revenue increased from 23% to 25% in comparison to the same quarter a year ago. The increase was primarily a result of support personnel added at the domestic manufacturing operations to support the general growth in the Company's business. Additional increases were due to royalty costs associated with the overall increase in revenue and additional commissions associated with increased international sales. Furthermore, expenses related to managing the consolidated business and necessitated by being a publicly traded company were added. Research and development expenses were $2,084,000 for the quarter ended June 30, 1997 compared to $1,749,000 for the quarter ended June 30, 1996. The increase resulted from design changes on the 24-bit electronic module manufactured by the Company, which are being made to enhance the performance and reliability of the module.

Interest expense increased to $546,000 during the second quarter of 1997 from $130,000 during the second quarter of 1996 as a result of the increase in interest bearing debt incurred to support the growth of the business. Other income decreased to

Page 9                                                                 Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

$7,000 from $331,000 due to a reduction in interest income on interest bearing receivables during the quarter.

The effective tax rate for the quarter ended June 30, 1997 was 31% compared to 32% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate due to tax benefits generated from foreign sales.

Income from continuing operations for the second quarter of 1997 was $1,407,000 compared to $1,365,000 and earnings per common share were $.14 compared to $.15 for the corresponding quarter a year ago. The decrease in earnings per share resulted from the increase in average common shares outstanding due to the initial public offering of the Company in May 1996.

Loss from the discontinued operation for the quarter ended June 30, 1997 decreased $191,000 or $.03 per share from the same quarter in the prior year. The fluctuation was a result of an increase in interest income recognized on contract installment sales.

Net income for the quarter ended June 30, 1997 increased 102% to $461,000 and earnings per common share increased 67% to $.05 per share from the comparable quarter a year ago primarily resulting from the decrease in the loss from the discontinued operation.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

Revenue increased 20% to $46,652,000 for the six months ended June 30, 1997, from $38,869,000 for the same period in the prior year. The majority of the increase, $6,874,000, was due to an increase in seismic cable sales. Additional increases resulted from contract awards in the first three months of the year to provide technical data services to potential bidders on upcoming oil exploration leases. The consolidated gross profit margin was consistent at 41% of revenue for the six months ended June 30, 1997 and 1996.

Consolidated selling, general and administrative expenses increased to $11,178,000 for the period ended June 30, 1997, from $8,522,000.
Correspondingly, these expenses as a percentage of revenue increased from 22% to 24% in comparison to the same period a year ago. The primary reasons for the increase were the additional support personnel costs and larger royalty and commission expenses associated with the general growth of the business

Page 10                                                                Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

and increase in revenue. The additional costs of managing the consolidated business and being a publicly traded company were also significant contributors to the increase. Research and development expenses were $3,797,000 for the period ended June 30, 1997 compared to $3,614,000 for the period ended June 30, 1996. The increase resulted from design changes being made to the 24-bit electronic module manufactured by the Company.

Interest expense increased to $959,000 from $626,000 as a result of the increase in interest bearing debt to support the higher level of inventories and capital expenditures that correspond to the growth in the business. Other income decreased to $138,000 from $344,000 due to a reduction in interest bearing receivables.

Income from continuing operations for the six month period of 1997 was $2,238,000 compared to $2,370,000 and earnings per common share were $.22 compared to $.28 for the corresponding period a year ago. The decrease reflects the impact of expenses increasing at a faster rate than the gross profit margin of the growing revenue base. The decrease in earnings per common share was further affected by the increase in the average common shares outstanding as a result of the initial public offering of the Company in May 1996.

Loss from the discontinued operation for the six months ended June 30, 1997 decreased $180,000 or $.05 per share from the same period in the prior year resulting from an increase in interest income recognized on contract installment sales.

Net income for the six months ended June 30, 1997 increased 8% to $650,000 and earnings per common share decreased 14% to $.06 per share from the comparable period a year ago. The improvement in net income reflects the decrease in the loss from the discontinued geoscientific software operation partially offset by the decrease in income from continuing operations as discussed above.

Fluctuations in customer requirements due to vessel availability and other factors may unfavorably affect the Company's operating results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations, bank borrowings and loans from an affiliate, Tech-Sym Corporation. At June 30, 1997, the Company's working capital balance was $37,818,000, compared to $36,863,000

Page 11                                                                Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

at December 31, 1996. The increase in working capital is a result of a decrease in liabilities which resulted from segregating the net assets of the discontinued operation as a non-current asset at June 30, 1997. Cash used for operations was $4,137,000 for the six months ended June 30, 1997, compared to $10,596,000 for the same period in the prior year.

As of June 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $22,504,000. Borrowings under these lines were $12,381,000, including the discontinued operation. The Company had a working capital ratio of 1.96 to 1.0 and debt to total capitalization of 28%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $4,128,000 for the six months ended June 30, 1997, compared to $3,221,000 for the corresponding prior year period. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be approximately $6,395,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Page 12                                                                Form 10-Q

GeoScience Corporation

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders on April 28, 1997. At this meeting, the shareholders voted on the following matters:

                          ELECTION OF CLASS I DIRECTORS

                                      For        Withheld
                                   ---------     --------
        Michael C. Forrest         9,282,484       2,100
        J. Rankin Tippins          9,282,184       2,400

In addition to the Class I Directors elected at the 1997 Annual Meeting, W.L. Creech, Richard F. Miles, and Edward R. Prince, Jr. continue to serve as Class II Directors until the 1998 Annual Meeting of Stockholders and Wendell W. Gamel, Christopher C. Kraft, Jr. and Ray F. Thompson continue to serve as Class III Directors until the 1999 Annual Meeting of Stockholders.

             RATIFICATION OF THE APPOINTMENT OF PRICE WATERHOUSE LLP
                        AS INDEPENDENT PUBLIC ACCOUNTANTS

           For          Against       Abstained
        ---------       -------       ---------
        9,282,684        1,500           400

               AMENDMENTS TO COMPANY'S 1996 EQUITY INCENTIVE PLAN

            For         Against       Abstained
        ---------       -------       ---------
         9,153,451      59,100          2,900


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

                  10(a) - Form of Employee Stock Option Agreement.
                  10(b) - Amended and Restated GeoScience Corporation
                           1996 Equity Incentive Plan.
                  10(c) - Termination and Incentive Agreement
                           dated May 14, 1997 between CogniSeis
                           Development, Inc., GeoScience Corporation, and Richard C. Cooper.
                  27    - Financial Data Schedule which is deemed not to be
                           filed for purposes of liability under the federal securities laws.

      (b)   REPORTS ON FORM 8-K.

            None.

Page 13                                                                Form 10-Q

GeoScience Corporation

             No financial statements were filed as a part of this report.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GEOSCIENCE CORPORATION
                                                  Registrant


        Date:  August 13, 1997             /s/ Richard F. Miles
                                           Richard F. Miles, President



        Date:  August 13, 1997             /s/ Ray F. Thompson
                                           Ray F. Thompson, Vice President and
                                           Chief Financial Officer

                                                                       Form 10-Q

GeoScience Corporation

                                  EXHIBIT INDEX

        Number         Exhibit
        ------         -------

         10(a)        Form of Employee Stock Option Agreement.

         10(b)        Amended and Restated GeoScience Corporation
                      1996 Equity Incentive Plan.

         10(c) Termination and Incentive Agreement dated May 14, 1997 between CogniSeis Development, Inc.,
                      GeoScience Corporation, and Richard C. Cooper.

         27 Financial Data Schedule which is deemed not to be filed for purposes of liability under the federal securities laws.