Form 10-Q/A
period 1997-03-31
GEOSCIENCE CORP
filed 1997-11-13
CIK 1011586

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 or  15(d)  OF  THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997


                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)  OF  THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________ .


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                           Outstanding at April 30, 1997
Common Stock, $.01 par value                        10,147,600

GeoScience Corporation                                               Form 10-Q/A

                              INDEX
                              -----


                                                       Page No.
                                                       --------

Part I.  Financial Information:

  Consolidated Balance Sheet March 31, 1997
    and December 31, 1996                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for the Quarter Ended March 31,
    1997 and 1996                                          2

  Consolidated Statement of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996             3

  Notes to Consolidated Financial Statements              4-5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   6-8


Signatures                                                 9

Page 1                                                               Form 10-Q/A
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoScience Corporation
Consolidated Balance Sheet
(stated in thousands,
 except share amounts)
                                        March 31, 1997    December 31, 1996
                                       ----------------   -----------------
                                         (unaudited)
Assets
  Current assets:
    Cash and cash equivalents                 $1,164            $1,306
    Receivables                               37,917            30,793
    Inventories                               47,802            45,845
    Other                                      3,074             2,632
                                            --------          --------
          Total current assets                89,957            80,576
  Property, plant and equipment               25,714            25,093
  Long-term receivables                        6,563             9,899
  Other assets                                 7,712             8,258
                                            --------          --------
          Total assets                      $129,946          $123,826
                                            ========          ========
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt            $21,166           $16,197
    Accounts payable                           9,412             8,336
    Unearned revenue                           3,954             3,232
    Taxes on income                            1,207             2,813
    Payable to Tech-Sym Corporation            6,234             5,126
    Other accrued liabilities                  7,044             8,009
                                            --------          --------
          Total current liablilites           49,017            43,713
  Long-term debt                               7,795             4,620
  Other liabilities and deferred credits         352               689
                                            --------          --------
          Total liabilities                   57,164            49,022
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,497,600 shares                             105               105
  Additional capital                          44,877            44,877
  Accumulated earnings                        32,379            32,597
  Common stock held in treasury
   at cost (350,000 and 240,000 shares)       (4,491)           (3,046)
  Cumulative translation adjustments             (88)              271
                                            --------          --------
          Total shareholders' investment      72,782            74,804
                                            --------          --------
          Total liabilities and
           shareholders' investment         $129,946          $123,826
                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                               Form 10-Q/A


GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)


                                                  For the Quarter
                                                  Ended March 31,
                                               ---------------------
                                                1997           1996
                                                    (unaudited)
Revenue:
  Equipment sales                              $23,902        $20,269
  Software sales                                 1,971          2,459
  Maintenance and other                          3,280          2,022
                                             ---------      ---------
                                                29,153         24,750
Cost of revenue
  Cost of equipment sales                       16,132         12,421
  Cost of software sales                           123            335
  Cost of maintenance and other                  1,513            675
                                             ---------      ---------
                                                17,768         13,431
                                             ---------      ---------
       Gross profit                             11,385         11,319
                                             ---------      ---------
Expenses:
  Selling, general and administrative
    expenses                                     8,108          6,713
  Research and development expense               3,246          3,491
  Interest expense                                 495            601
  Interest and other (income), net                (148)           (36)
                                             ---------      ---------
                                                11,701         10,769
                                             ---------      ---------
       Income (loss) from operations
        before income taxes                       (316)           550
Provision (benefit) for income taxes               (98)           176
                                             ---------      ---------
       Net income (loss)                          (218)           374

Accumulated earnings:
    Beginning of period                         32,597         28,930
                                             ---------      ---------
    End of period                              $32,379        $29,304
                                             =========      =========
Earnings (loss) per common share:
       Net income (loss)                        ($0.02)         $0.04
                                                 =====          =====

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                               Form 10-Q/A

GeoScience Corporation
Consolidated Statement of Cash Flows
(stated in thousands)

                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                      1997      1996
                                                        (unaudited)
Cash flows from operating activities:
  Net income (loss)                                   ($218)     $374
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                    1,793     1,635
  Change in operating assets and liabilities:
     Receivables                                     (2,666)   (2,721)
     Inventories                                     (1,957)   (2,435)
     Other current assets                              (442)    1,459
     Long-term receivables                           (1,122)      251
     Other assets                                       (22)   (1,398)
     Accounts payable                                 1,076    (3,586)
     Unearned revenue                                   722      (217)
     Taxes on income                                 (1,606)       95
     Other liabilities                               (1,302)      662
     Payable to Tech-Sym                                218     1,497
                                                      -----     -----
  Net cash used for operating activities             (5,526)   (4,384)
                                                      -----     -----
Cash flows from investing activities:
  Capital expenditures                               (1,846)   (2,504)
                                                      -----     -----
  Net cash used for investing activities             (1,846)   (2,504)
                                                      -----     -----
Cash flows from financing activities:
  Net borrowings from Tech-Sym Corporation              890     4,404
  Net borrowings under line of credit agreements        423     1,329
  Proceeds from long-term debt                           15
  Payments on long-term debt                           (142)     (132)
  Purchase of treasury stock                         (1,445)
  Proceeds from sale of notes receivable              7,848
  Other                                                (359)
                                                      -----     -----
  Net cash provided by financing activities           7,230     5,601
                                                      -----     -----
Net decrease in cash and cash equivalents              (142)   (1,287)
  Cash and cash equivalents at beginning of period    1,306     1,668
                                                     ------    ------
  Cash and cash equivalents at end of period         $1,164      $381
                                                     ======    ======


Cash flow from operating activities include:
  Interest paid                                        $428      $414
  Income taxes paid                                   1,621

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                               Form 10-Q/A

GeoScience Corporation

Notes to Consolidated Financial Statements

     1. The unaudited consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries ("the Company") for the three months ended March 31, 1997 and 1996 and should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, included in the Company's annual report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of these unaudited statements have been included. Such financial results, however, should not be construed as necessarily indicative of future earnings.

     The accompanying consolidated financial statements for the quarter ended March 31, 1997, have been restated to reflect the higher cost of revenue for certain engineering and manufacturing costs which were erroneously capitalized. The restated consolidated statement of income and accumulated earnings for the quarter ended March 31, 1997, is summarized as follows (in thousands, except per share amounts):

                                      Quarter ended March 31, 1997
                                        As previously       As
                                          reported       restated
                                      ----------------------------
     Income (loss) from operations
       before income taxes                $   274       $  (316)
     Net income (loss)                        189          (218)
     Earnings (loss) per common share        $.02         ($.02)
     Retained earnings at
       March 31, 1997                     $32,786       $32,379

     2. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories (principally electronic parts) which aggregated $47,802,000 at March 31, 1996, include raw materials of $13,686,000 and work-in-process and finished goods of $34,116,000.

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

Page 5                                                               Form 10-Q/A

GeoScience Corporation

Notes to Consolidated Financial Statements


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

     6. During the first quarter of 1997, the Company sold notes receivable in the amount of $7,848,000 to a bank. In accordance with Statement of Financial Accounting Standards No. 125 (FAS 125), TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES the consolidated financial statements were restated to reflect both the asset and the liability associated with this transaction.

     7. In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.

     8. Effective August 14, 1996 the Board of Directors authorized the Company to repurchase up to 250,000 shares of its common stock. Effective October 17, 1996 and April 28, 1997, the Board authorized increases in the stock repurchase plan of 150,000 and 200,000 shares, respectively, with a revised maximum amount of 600,000 shares. As of May 13, 1997, the Company purchased 435,000 shares of its common stock since the inception of the plan.

Page 6                                                               Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Company has financed its operations from internally generated cash, intercompany loans from Tech-Sym Corporation and borrowings under the Company's revolving credit facilities. Cash used for operations was $5,526,000 for the three months ended March 31, 1997, compared to $4,384,000 for the same period in the prior year. The primary use of cash was to acquire additional inventory to support the anticipated business growth. Effective May 17, 1996, the Company completed its initial public offering of common stock of 2,597,600 shares. The net proceeds to the Company were $40.5 million of which $13.0 million was used to pay indebtedness of revolving credit facilities and the balance used to pay amounts due Tech-Sym.

At March 31, 1997, the Company had unused committed lines of credit which aggregated $6,403,000.

After working capital, the chief use of the Company's funds has normally been capital expenditures. Capital expenditures for property, plant and equipment were $1,846,000 and $2,504,000 for the three months ended March 31, 1997 and 1996, respectively.

Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statement of income.

A summary of the period to period changes in the principal items included in the consolidated statement of income is shown below:

                                          Comparison of
                                           Three Months
                                          Ended March 31,
                                          1997 and 1996
                                        -----------------
                                        Increase(Decrease)
                                      (stated in thousands)
   Sales                                    $ 4,403
   Costs and expenses                         5,269
                                            -------
   Income from operations
    before income taxes                        (866)
   Provision for income taxes                  (274)
                                            -------
   Net Income                               $  (592)
                                            =======

Page 7                                                               Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Comparison of Three Months Ended March 31, 1997 and 1996:

Revenue for the quarter ended March 31, 1997 increased 18% to $29,153,000 from $24,750,000 for the year earlier period. Costs and expenses increased 22% to $29,469,000 from $24,200,000, which resulted in a 157% decrease in income before income taxes to a loss of $316,000 from an income of $550,000 in the same quarter in the prior year. The 18% increase in revenue was the result of (i) increased sales of equipment ($3,633,000 or 18%) due primarily to increased shipments of marine seismic cables, and (ii) increased maintenance and other revenue ($1,258,000 or 62%) resulting from contract awards to provide technical data services to potential bidders on upcoming oil exploration leases. These increases more than offset the $488,000 or 20% reduction in software revenue that resulted from certain customers delaying the placement of their orders.

Cost of revenue increased $4,337,000 or 32% to $17,768,000 from $13,431,000 for the quarter ended March 31, 1997. The increase was due to (i) the general increase in equipment sales, (ii) a significant shift in the product mix of the revenue for the current quarter as compared to the year ago period, (iii) increased engineering and manufacturing costs associated primarily with the design changes implemented on the 24-bit seismic data acquisition module and
(iv) increased manufacturing costs at the domestic seismic cable manufacturing facility. The product mix for the quarter included larger equipment shipments of marine seismic cables, which traditionally carry lower profit margins than the electronics portion of the data acquisition systems equipment, and lower shipments of software products, which generally have a very low cost of revenue in comparison to both equipment products and maintenance and other services. Design changes to the 24-bit module are intended to enhance the product and increase its reliability.

Selling, general and administrative expenses increased $1,395,000 or 21% to $8,108,000 from $6,713,000 for the quarter. This increase was primarily due to
(i) higher commissions during the period primarily due to a large international sale, (ii) increased royalties due to the general increase in equipment sales during the period, and (iii) increased accruals for potential bad debt write-off. Research and development expense for the quarter decreased $245,000 or 7% to $3,246,000 from $3,491,000 from the year ago period. This decrease reflected the cost cutting measures initiated during the second half of 1996 within the software business area, as well as a reduction in field testing expenses related to the Polyseis products in the equipment business area.

Page 8                                                               Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Interest expense decreased $106,000 or 18% to $495,000 from $601,000 as compared to the prior year period as a result of the reduction of interest bearing debt due to the proceeds from the Company's initial public offering that was completed in the second quarter of 1996. Other income, net, increased $112,000 from the like period in 1996 due to interest earnings on interest bearing receivables during the period.

The Company's software subsidiary, CogniSeis Development, Inc., posted a first quarter loss of $1,087,000. The Company is soliciting offers to acquire the subsidiary and intends to sell it if the price and terms of an offer reflect the intrinsic value and profit making potential of the subsidiary and its product lines.

Page 9                                                               Form 10-Q/A

GeoScience Corporation

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GEOSCIENCE CORPORATION
                                         Registrant


Date:  November 13, 1997           /s/ RICHARD F. MILES
                                       Richard F. Miles, President
                                       (principal executive officer)


Date:  November 13, 1997           /s/ RAY F. THOMPSON
                                       Ray F. Thompson, Vice-
                                       President and Treasurer
                                       (principal financial officer)