Form 10-Q/A
period 1997-06-30
GEOSCIENCE CORP
filed 1997-11-13
CIK 1011586

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                                    Outstanding at July 31, 1997
Common Stock, $.01 par value                                  10,063,850

                                                                     Form 10-Q/A

GeoScience Corporation

                                      INDEX
                                      -----

                                                       Page No.
                                                       --------

Part I.  Financial Information:

  Consolidated Balance Sheet June 30, 1997
    and December 31, 1996                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for the Quarter Ended June 30,
    1997 and 1996                                          2

  Consolidated Statement of Income and Accumulated
    Earnings for the Six Months Ended June 30,
    1997 and 1996                                          3

  Consolidated Statement of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996                4

  Notes to Consolidated Financial Statements              5-8

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   9-12

Signatures                                                13

Page 1                                                               Form 10-Q/A
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoScience Corporation
Consolidated Balance Sheet
(stated in thousands,
 except share amounts)
                                                       June 30,     December 31,
                                                         1997           1996
                                                       ---------      ---------
                                                      (unaudited)
Assets
  Current assets:
    Cash and cash equivalents ....................     $   1,135      $   1,306
    Receivables ..................................        26,306         30,793
    Inventories ..................................        49,924         45,845
    Other ........................................         3,208          2,632
                                                       ---------      ---------
          Total current assets ...................        80,573         80,576
  Property, plant and equipment ..................        22,432         25,093
  Long-term receivables ..........................         6,551          9,899
  Other assets ...................................         2,363          8,258
  Net assets of discontinued operation ...........        12,385
                                                       ---------      ---------
          Total assets ...........................     $ 124,304      $ 123,826
                                                       =========      =========
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt ................     $  17,666      $  16,197
    Accounts payable .............................         6,978          8,336
    Unearned revenue .............................         2,330          3,232
    Taxes on income ..............................           822          2,813
    Payable to Tech-Sym Corporation ..............        10,583          5,126
    Other accrued liabilities ....................         5,079          8,009
                                                       ---------      ---------
          Total current liablilites ..............        43,458         43,713
  Long-term debt .................................         8,413          4,620
  Other liabilities and deferred credits .........           131            689
                                                       ---------      ---------
          Total liabilities ......................        52,002         49,022
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,497,600 shares .............................           105            105
  Additional capital .............................        44,877         44,877
  Accumulated earnings ...........................        32,544         32,597
  Common stock held in treasury
   at cost (435,000 and 240,000 shares) ..........        (5,298)        (3,046)
  Cumulative translation adjustments .............            74            271
                                                       ---------      ---------
          Total shareholders' investment .........        72,302         74,804
                                                       ---------      ---------
          Total liabilities and
           shareholders' investment ..............     $ 124,304      $ 123,826
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                               Form 10-Q/A

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                            For the Quarter
                                                             Ended June 30,
                                                        ------------------------
                                                         1997            1996
                                                              (unaudited)

Revenue ..........................................      $ 23,322       $ 19,996

Cost of revenue ..................................        13,308         11,864
                                                        --------       --------
       Gross profit from
         continuing operations ...................        10,014          8,132
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................         5,782          4,573
  Research and development expense ...............         2,084          1,749
  Interest expense ...............................           546            130
  Interest and other (income), net ...............            (7)          (331)
                                                        --------       --------
                                                           8,405          6,121
                                                        --------       --------
       Income from continuing operations
        before income taxes ......................         1,609          2,011
Provision for income taxes
  from continuing operations .....................           498            646
                                                        --------       --------
       Income from continuing operations .........         1,111          1,365
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $425
    and $538, respectively .......................           946          1,137
                                                        --------       --------
       Net income ................................           165            228

Accumulated earnings:
    Beginning of period ..........................        32,379         29,304
                                                        --------       --------
    End of period ................................      $ 32,544       $ 29,532
                                                        ========       ========
Earnings (loss) per common share:
  Continuing operations ..........................      $   0.11       $   0.15
  Discontinued operation .........................         (0.09)         (0.12)
                                                        --------       --------
       Net income ................................      $   0.02       $   0.03
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                               Form 10-Q/A


GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                          For the Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1997            1996
                                                              (unaudited)

Revenue ..........................................      $ 46,652       $ 38,869

Cost of revenue ..................................        28,632         22,964
                                                        --------       --------
       Gross profit from
         continuing operations ...................        18,020         15,905
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................        11,178          8,522
  Research and development expense ...............         3,797          3,614
  Interest expense ...............................           959            626
  Interest and other (income), net ...............          (138)          (344)
                                                        --------       --------
                                                          15,796         12,418
                                                        --------       --------
       Income from continuing operations
        before income taxes ......................         2,224          3,487
Provision for income taxes
  from continuing operations .....................           689          1,117
                                                        --------       --------
       Income from continuing operations .........         1,535          2,370
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $713
    and $833, respectively .......................         1,588          1,768
                                                        --------       --------
       Net income (loss) .........................           (53)           602

Accumulated earnings:
    Beginning of period ..........................        32,597         28,930
                                                        --------       --------
    End of period ................................      $ 32,544       $ 29,532
                                                        ========       ========
Earnings (loss) per common share:
  Continuing operations ..........................      $   0.15       $   0.28
  Discontinued operation .........................         (0.16)         (0.21)
                                                        --------       --------
       Net income (loss) .........................      ($  0.01)      $   0.07
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                               Form 10-Q/A

GeoScience Corporation
Consolidated Statement of Cash Flows
(stated in thousands)

                                                            For the Six Months
                                                               Ended June 30,
                                                           --------------------
                                                              1997       1996
                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss) ....................................   ($    53)   $    602
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization .....................      3,837       3,294
     Sale of equipment under operating leases ..........        731
  Change in operating assets and liabilities:
     Receivables .......................................      2,099      (2,982)
     Inventories .......................................     (4,280)     (6,307)
     Other current assets ..............................       (994)      1,431
     Long-term receivables .............................     (1,541)        460
     Other assets ......................................       (349)     (3,802)
     Accounts payable ..................................       (276)     (1,361)
     Unearned revenue ..................................        341      (3,463)
     Taxes on income ...................................     (1,828)      1,090
     Other liabilities .................................     (2,000)        442
     Payable to Tech-Sym ...............................        327
                                                           --------    --------
  Net cash used for operating activities ...............     (3,986)    (10,596)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................     (4,128)     (3,221)
                                                           --------    --------
  Net cash used for investing activities ...............     (4,128)     (3,221)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings from (payments to)
   Tech-Sym Corporation ................................      5,130     (20,904)
  Net payments under line of credit agreements .........     (2,882)     (6,415)
  Proceeds from long-term debt .........................        894
  Payments on long-term debt ...........................       (598)       (450)
  Purchase of treasury stock ...........................     (2,252)
  Proceeds from issuance of common stock ...............                 40,381
  Proceeds from sale of notes receivable ...............      7,848
  Other ................................................       (197)        (58)
                                                           --------    --------
  Net cash provided by financing activities ............      7,943      12,554
                                                           --------    --------
Net decrease in cash and cash equivalents ..............       (171)     (1,263)
  Cash and cash equivalents at beginning of period .....      1,306       1,668
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $  1,135    $    405
                                                           ========    ========


Cash flow from operating activities include:
  Interest paid ........................................   $    980    $    574
  Income taxes paid ....................................      1,028

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                               Form 10-Q/A

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

     The accompanying consolidated financial statements for the quarter and six months ended June 30, 1997, have been restated to reflect the higher cost of revenue for certain engineering and manufacturing costs which were erroneously capitalized. The restated consolidated statement of income and accumulated earnings for the quarter and six months ended June 30, 1997, is summarized as follows (in thousands, except per share amounts):

Page 6                                                               Form 10-Q/A

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

                                             Quarter            Six months
                                              ended               ended
                                          June 30, 1997       June 30, 1997
                                          As                  As
                                      previously    As     previously     As
                                      reported   restated  reported    restated
                                      ---------- --------  ----------  --------
Income from
  continuing operations
  before income taxes ............    $ 2,039    $ 1,609    $ 3,244    $  2,224
Income from continuing
  operations .....................      1,407      1,111      2,238       1,535
Net income (loss) ................        461        165        650         (53)
Earnings (loss) per
  common share:
   Continuing operations .........    $   .14    $   .11    $   .22    $    .15
   Net income (loss) .............    $   .05    $   .02    $   .06    ($   .01)
Retained earnings at
  June 30, 1997 ..................    $33,247    $32,544    $33,247    $ 32,544

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

Page 7                                                               Form 10-Q/A

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

     The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                               Quarter Ended
                                                 June 30,
                                            1997          1996
                                           -----         -----
     Revenue                              $5,575        $5,404
                                           =====         =====
     Loss before provision for
      income taxes                         1,371         1,675
     Provision for income taxes              425           538
                                           -----         -----
     Net loss                             $  946        $1,137
                                           =====         =====

                                             Six Months Ended
                                                 June 30,
                                            1997          1996
                                           -----         -----
     Revenue                             $11,398       $11,281
                                          ======        ======
     Loss before provision for
      income taxes                         2,301         2,601
     Provision for income taxes              713           833
                                           -----         -----
     Net loss                            $ 1,588       $ 1,768
                                           =====         =====

     The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                               June 30, 1997
                                               -------------
     Current assets                               $ 7,465
     Property, plant and equipment, net             3,149
     Other assets                                   5,747

     Current liabilities                           (3,976)
                                                   ------
          Net assets                              $12,385
                                                   ======

3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                June 30, 1997    December 31, 1996
                                -------------    -----------------
                                   (unaudited)
     Raw Materials                  $11,827            $12,669
     Work in Process                 16,418             16,292
     Finished Goods                  21,679             16,884
                                     ------             ------
          Total inventories         $49,924            $45,845
                                     ======             ======

Page 8                                                               Form 10-Q/A

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

4. Earnings per common share are based on the weighted average number of shares outstanding during each period (10,101,000 and 9,185,000 for the quarter ended June 30, 1997 and 1996, respectively, and 10,162,000 and 8,542,000 for the six month period ended June 30, 1997 and 1996, respectively).

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

Page 9                                                               Form 10-Q/A

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

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

Revenue increased $3,326,000 or 17% to $23,322,000 for the quarter ended June 30, 1997. The increase in revenue resulted primarily from increased shipments of land and ocean bottom extruded seismic cables. The consolidated gross profit margin increased 2% to 43% of revenue for the quarter ended June 30, 1997, compared to the same quarter in the prior year. The increase in gross profit margin is attributed to reduced costs derived from improved manufacturing efficiencies and decreased electronic component prices related to the 24-bit seismic data acquisition module which more than offset the increased engineering and manufacturing costs associated with the design changes made to the 24-bit module and the increased manufacturing costs incurred in the domestic seismic cable manufacturing facility. Additionally, the prior period quarter gross profit margin was unusually depressed due to a strategic sale of an ocean bottom cable system at a lower than customary margin.

Consolidated selling, general and administrative expenses increased 26% to $5,782,000 during the second quarter of 1997. These expenses as a percentage of revenue increased from 23% to 25% in comparison to the same quarter a year ago. The increase was primarily a result of support personnel added at the domestic manufacturing operations to support the general growth in the Company's business. Additional increases were due to royalty costs associated with the overall increase in revenue and additional commissions associated with increased international sales. Furthermore, expenses related to managing the consolidated business and necessitated by being a publicly traded company were added. Research and development expenses were $2,084,000 for the quarter ended June 30, 1997 compared to $1,749,000 for the quarter ended June 30, 1996. The increase resulted from design changes to the 24-bit module manufactured by the Company, which are being made to enhance the performance and reliability of the module.

Page 10                                                              Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Interest expense increased to $546,000 during the second quarter of 1997 from $130,000 during the second quarter of 1996 as a result of the increase in interest bearing debt incurred to support the growth of the business. Other income decreased to $7,000 from $331,000 due to a reduction in interest income on interest bearing receivables during the quarter.

The effective tax rate for the quarter ended June 30, 1997 was 31% compared to 32% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate due primarily to tax benefits generated from foreign sales.

Income from continuing operations for the second quarter of 1997 was $1,111,000 compared to $1,365,000 and earnings per common share were $.11 compared to $.15 for the corresponding quarter a year ago. The decrease resulted from higher operating expenses as discussed above that more than offset the improvement made in gross profit margin.

Loss from the discontinued operation for the quarter ended June 30, 1997 decreased $191,000 or $.03 per share from the same quarter in the prior year. The fluctuation was a result of an increase in interest income recognized on contract installment sales.

Net income for the quarter ended June 30, 1997 decreased 28% to $165,000 from the comparable quarter a year ago primarily resulting from the higher operating expenses discussed above. Earnings per common share decreased 33% to $.02 per share as a result of the lower net income and an increase in the average common shares outstanding due to the initial public offering of the Company in May 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

Revenue increased 20% to $46,652,000 for the six months ended June 30, 1997, from $38,869,000 for the same period in the prior year. The majority of the increase, $6,874,000, was due to an increase in seismic cable sales. Additional increases resulted from contract awards in the first three months of the year to provide technical data services to potential bidders on upcoming oil exploration leases. The consolidated gross profit margin decreased 2% to 39% of revenue for the six months ended June 30, 1997 from 41% for the same period in 1996. The decrease was

Page 11                                                              Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

primarily due to increased engineering and manufacturing costs associated with design changes to the 24-bit module and increased manufacturing costs in the domestic seismic cable manufacturing facility that offset cost decreases associated with other manufacturing efficiency gains and lower material prices.

Consolidated selling, general and administrative expenses increased to $11,178,000 for the period ended June 30, 1997, from $8,522,000.
Correspondingly, these expenses as a percentage of revenue increased from 22% to 24% in comparison to the same period a year ago. The primary reasons for the increase were the additional support personnel costs and larger royalty and commission expenses associated with the general growth of the business and increase in revenue. The additional costs of managing the consolidated business and being a publicly traded company were also significant contributors to the increase. Research and development expenses were $3,797,000 for the period ended June 30, 1997 compared to $3,614,000 for the period ended June 30, 1996. The increase resulted from design changes being made to the 24-bit module manufactured by the Company.

Interest expense increased to $959,000 from $626,000 as a result of the increase in interest bearing debt to support the higher level of inventories and capital expenditures that correspond to the growth in the business. Other income decreased to $138,000 from $344,000 due to a reduction in interest bearing receivables.

Income from continuing operations for the six month period of 1997 was $1,535,000 compared to $2,370,000 and earnings per common share were $.15 compared to $.28 for the corresponding period a year ago. The decrease reflects the impact of expenses increasing at a faster rate than the gross profit margin of the growing revenue base. The decrease in earnings per common share was further affected by the increase in the average common shares outstanding as a result of the initial public offering of the Company in May 1996.

Loss from the discontinued operation for the six months ended June 30, 1997, decreased $180,000 or $.05 per share from the same period in the prior year resulting from an increase in interest income recognized on contract installment sales.

The net loss for the six months ended June 30, 1997, was $53,000 and loss per common share was $.01 per share as compared to net income of $602,000 or $.07 per share for the same period in the prior year due to the impact of the lower gross profit margin and higher expenses discussed above.

Page 12                                                              Form 10-Q/A

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations, bank borrowings and loans from an affiliate, Tech-Sym Corporation. At June 30, 1997, the Company's working capital balance was $37,115,000, compared to $36,863,000 at December 31, 1996. The increase in working capital is primarily a result of a decrease in liabilities which resulted from segregating the net assets of the discontinued operation as a non-current asset at June 30, 1997. Cash used for operations was $3,986,000 for the six months ended June 30, 1997, compared to $10,596,000 for the same period in the prior year. The primary use of cash from operations was to acquire additional inventory to support the anticipated business growth.

As of June 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $22,504,000. Borrowings under these lines were $12,381,000, including the discontinued operation. The Company had a working capital ratio of 1.85 to 1.0 and debt to total capitalization of 34%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

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

Page 13                                                              Form 10-Q/A

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


                                   GEOSCIENCE CORPORATION
                                          Registrant


Date:  November 13, 1997           /s/ RICHARD F. MILES
                                   Richard F. Miles, President



Date:  November 13, 1997           /s/ RAY F. THOMPSON
                                   Ray F. Thompson, Vice-
                                   President and Chief
                                   Financial Officer