Form 10-Q
period 1997-09-30
GEOSCIENCE CORP
filed 1997-11-13
CIK 1011586

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                  Outstanding at October 31, 1997
Common Stock, $.01 par value                 9,979,850

                                    Form 10-Q
                             GeoScience Corporation

                                      INDEX
                                                       Page No.
Part I.  Financial Information:

  Consolidated Balance Sheet September 30, 1997
    and December 31, 1996                                  1

  Consolidated Statement of Income and Accumulated
    Earnings for the Quarter Ended September 30,
    1997 and 1996                                          2

  Consolidated Statement of Income and Accumulated
    Earnings for the Nine Months Ended September 30,
    1997 and 1996                                          3

  Consolidated Statement of Cash Flows for the
    Nine Months Ended September 30, 1997 and 1996          4

  Notes to Consolidated Financial Statements              5-7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                   8-11

Part II.  Other Information:

  Item 6.  Exhibits and Reports on Form 8-K               12

Signatures                                                13

Page 1                                                          Form 10-Q
                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GeoScience Corporation
Consolidated Balance Sheet
(stated in thousands,
 except share amounts)
                                                  September 30,   December 31,
                                                      1997            1996
                                                   ---------      ---------
                                                  (unaudited)
Assets
  Current assets:
    Cash and cash equivalents ..................   $   1,841      $   1,306
    Receivables ................................      28,617         30,793
    Inventories ................................      53,709         45,845
    Other ......................................       3,547          2,632
    Net assets of discontinued operation .......      12,018
                                                   ---------      ---------
          Total current assets .................      99,732         80,576
  Property, plant and equipment ................      22,792         25,093
  Long-term receivables ........................       4,520          9,899
  Other assets .................................       2,506          8,258
                                                   ---------      ---------
          Total assets .........................   $ 129,550      $ 123,826
                                                   =========      =========
Liabilities
  Current liabilities:
    Notes payable and current
     maturities of long-term debt ..............   $  24,912      $  16,197
    Accounts payable ...........................       7,930          8,336
    Unearned revenue ...........................       2,374          3,232
    Taxes on income ............................                      2,813
    Payable to Tech-Sym Corporation ............      11,256          5,126
    Other accrued liabilities ..................       5,295          8,009
                                                   ---------      ---------
          Total current liablilites ............      51,767         43,713
  Long-term debt ...............................       8,005          4,620
  Other liabilities and deferred credits .......         276            689
                                                   ---------      ---------
          Total liabilities ....................      60,048         49,022
Shareholders' Investment
  Common stock - authorized 35,000,000
   shares, $.01 par value; issued
   10,498,850 and 10,497,600 shares ............         105            105
  Additional capital ...........................      44,893         44,877
  Accumulated earnings .........................      31,110         32,597
  Common stock held in treasury
   at cost (519,000 and 240,000 shares) ........      (6,314)        (3,046)
  Cumulative translation adjustments ...........        (292)           271
                                                   ---------      ---------
          Total shareholders' investment .......      69,502         74,804
                                                   ---------      ---------
          Total liabilities and
           shareholders' investment ............   $ 129,550      $ 123,826
                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                          Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                            For the Quarter
                                                           Ended September 30,
                                                         ----------------------
                                                          1997           1996
                                                         --------      --------
                                                               (unaudited)

Revenue ............................................     $ 18,163      $ 28,008

Cost of revenue ....................................       12,579        18,610
                                                         --------      --------
       Gross profit from
         continuing operations .....................        5,584         9,398
                                                         --------      --------
Expenses:
  Selling, general and administrative
    expenses .......................................        5,213         4,863
  Research and development expense .................        2,168         1,632
  Interest expense .................................          267           803
  Interest and other expense(income), net ..........           14          (676)
                                                         --------      --------
                                                            7,662         6,622
                                                         --------      --------
       Income (loss) from continuing
        operations before income taxes .............       (2,078)        2,776
Provision (benefit) for income taxes
  from continuing operations .......................         (644)          911
                                                         --------      --------
       Income (loss) from continuing
         operations ................................       (1,434)        1,865
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $0
    and $362, respectively .........................                        727
                                                         --------      --------
       Net income (loss) ...........................       (1,434)        1,138

Accumulated earnings:
    Beginning of period ............................       32,544        29,532
                                                         --------      --------
    End of period ..................................     $ 31,110      $ 30,670
                                                         ========      ========
Earnings (loss) per common share:
  Continuing operations ............................     $  (0.14)     $   0.18
  Discontinued operation ...........................                      (0.07)
                                                         --------      --------
       Net income (loss) ...........................     $  (0.14)     $   0.11
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                          Form 10-Q

GeoScience Corporation
Consolidated Statement of Income and
  Accumulated Earnings
(stated in thousands,
 except per share amounts)
                                                          For the Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
                                                               (unaudited)

Revenue ..........................................      $ 64,815       $ 66,877

Cost of revenue ..................................        41,211         41,574
                                                        --------       --------
       Gross profit from
         continuing operations ...................        23,604         25,303
                                                        --------       --------
Expenses:
  Selling, general and administrative
    expenses .....................................        16,391         13,385
  Research and development expense ...............         5,965          5,246
  Interest expense ...............................         1,226          1,429
  Interest and other (income), net ...............          (124)        (1,020)
                                                        --------       --------
                                                          23,458         19,040
                                                        --------       --------
       Income from continuing operations
        before income taxes ......................           146          6,263
Provision for income taxes
  from continuing operations .....................            45          2,028
                                                        --------       --------
       Income from continuing operations .........           101          4,235
Discontinued operation:
  Loss from discontinued operation net
    of applicable income taxes of $713
    and $1,195, respectively .....................         1,588          2,495
                                                        --------       --------
       Net income (loss) .........................        (1,487)         1,740

Accumulated earnings:
    Beginning of period ..........................        32,597         28,930
                                                        --------       --------
    End of period ................................      $ 31,110       $ 30,670
                                                        ========       ========
Earnings (loss) per common share:
  Continuing operations ..........................      $   0.01       $   0.46
  Discontinued operation .........................         (0.16)         (0.27)
                                                        --------       --------
       Net income (loss) .........................      $  (0.15)      $   0.19
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                             Form 10-Q

GeoScience Corporation
Consolidated Statement of Cash Flows
(stated in thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           --------------------
                                                              1997       1996
                                                           --------    --------
                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss) ....................................   ($ 1,487)   $  1,740
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization .....................      6,363       5,140
     Sale of equipment under operating leases ..........      1,172
  Change in operating assets and liabilities:
     Receivables .......................................       (670)     (8,311)
     Inventories .......................................     (7,910)     (8,455)
     Other current assets ..............................     (1,335)      1,298
     Long-term receivables .............................       (167)     (2,058)
     Other assets ......................................       (808)     (3,953)
     Accounts payable ..................................        (12)      3,684
     Unearned revenue ..................................        675      (3,057)
     Taxes on income ...................................     (2,813)      1,484
     Other liabilities .................................     (1,069)      2,034
     Payable to Tech-Sym ...............................        950
                                                           --------    --------
  Net cash used for operating activities ...............     (7,111)    (10,454)
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures .................................     (6,581)     (6,447)
                                                           --------    --------
  Net cash used for investing activities ...............     (6,581)     (6,447)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings from (payments to)
   Tech-Sym Corporation ................................      5,180     (19,446)
  Net borrowings (payments) under line of
    credit agreements ..................................      3,864      (1,316)
  Proceeds from long-term debt .........................      2,038          24
  Payments on long-term debt ...........................       (888)       (568)
  Purchase of treasury stock ...........................     (3,268)     (2,759)
  Proceeds from issuance of common stock ...............                 40,381
  Proceeds from sale of notes receivable ...............      7,848
  Proceeds from exercise of stock options ..............         16
  Other ................................................       (563)       (106)
                                                           --------    --------
  Net cash provided by financing activities ............     14,227      16,210
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...        535        (691)
  Cash and cash equivalents at beginning of period .....      1,306       1,668
                                                           --------    --------
  Cash and cash equivalents at end of period ...........   $  1,841    $    977
                                                           ========    ========


Cash flow from operating activities include:
  Interest paid ........................................   $  1,648    $    912
  Income taxes paid ....................................      1,202         130


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

     In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

     The consolidated statements of income for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

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

     On October 14, 1997 ("the disposal date"), the Company completed the sale of CogniSeis to Paradigm GeoPhysical Corporation for $8.9 million in cash plus future royalties ranging between $8.5 million and the net present value as of the closing date of $12.0 million.

     The Company expects to recognize a net gain of approximately $3.8 million on the sale. Accordingly, the results of CogniSeis' operations from the measurement date through the disposal date have been deferred.

Page 6                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

     The operating results (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                             Quarter Ended
                                                             September 30,
                                                        ------------------------
                                                          1997             1996
                                                        -------          -------
Revenue ......................................          $                $ 4,929
                                                        =======          =======
Loss before provision for
 income taxes ................................                             1,089
Provision for income taxes ...................                               362
                                                        -------          -------
Net loss .....................................          $                $   727
                                                        =======          =======

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                          1997             1996
                                                        -------          -------
Revenue ......................................          $11,398          $16,210
                                                        =======          =======
Loss before provision for income taxes .......            2,301            3,690
Provision for income taxes ...................              713            1,195
                                                        -------          -------
Net loss .....................................          $ 1,588          $ 2,495
                                                        =======          =======

     The net assets (unaudited) of the discontinued operation are summarized as follows (in thousands):

                                                       September 30, 1997
                                                       ------------------
Current assets ...........................................  $  7,770
Property, plant and equipment, net .......................     2,923
Other assets .............................................     5,310

Current liabilities ......................................    (3,985)
                                                            --------
     Net assets ..........................................  $ 12,018
                                                            ========

     3. Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows (in thousands):

                                        September 30,     December 31,
                                             1997             1996
                                           -------          -------
                                          (unaudited)
Raw Materials .......................      $13,829          $12,669
Work in Process .....................       17,163           16,292
Finished Goods ......................       22,717           16,884
                                           -------          -------
     Total inventories ..............      $53,709          $45,845
                                           =======          =======

Page 7                                                 Form 10-Q

GeoScience Corporation

Notes to Consolidated Financial Statements - Continued

     4. Earnings per common share are based on the weighted average number of shares outstanding during each period (10,046,000 and 10,437,000 for the quarter ended September 30, 1997 and 1996, respectively, and 10,123,000 and 9,179,000 for the nine month period ended September 30, 1997 and 1996, respectively).

     5. During the first quarter of 1997, the Company sold notes receivable in the amount of $7,848,000 to a bank. In accordance with Statement of Financial Accounting Standards No. 125 (FAS 125), TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the consolidated financial statements reflect both the asset and the liability associated with this transaction.

     6. In 1997, Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE, was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS 128 is not expected to have a material effect on the Company's financial position or operational results.

Page 8                                                             Form 10-Q

GeoScience Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). CogniSeis is accounted for as a discontinued operation. Accordingly, the consolidated financial statements have been restated to report separately the operating results of the continuing operations. The operating results of the discontinued operation from June 30, 1997 ("the measurement date") through October 14, 1997 ("the disposal date") have been deferred as the Company expects to recognize a net gain on the sale. All prior year amounts have been restated.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

Revenue decreased $9,845,000 or 35% to $18,163,000 for the quarter ended September 30, 1997. The decrease in revenue resulted primarily from the delay by some customers in placing anticipated orders for seismic hardware equipment due to their internal logistical issues. The consolidated gross profit margin decreased from 34% to 31% of revenue for the quarter ended September 30, 1997, compared to the same quarter in the prior year. The decrease in gross profit margin during the quarter is attributed to increased engineering, manufacturing and warranty costs associated with the 24-bit seismic data acquisition module and increased manufacturing costs within the domestic seismic cable manufacturing facility. The change in the sales mix to a larger percentage of seismic cable products, which traditionally have lower margins than the seismic data acquisition modules, also contributed to the lower gross margin.

Consolidated selling, general and administrative expenses increased 7% to $5,213,000 during the third quarter of 1997. These expenses as a percentage of revenue increased from 17% to 29% in comparison to the same quarter a year ago. The increase as a percent of revenue resulted from the abnormally low revenue level and increased expenditures. The increase in expenditures was primarily a result of support personnel added at the domestic manufacturing operations to support the anticipated general growth in the Company's business and higher consultant costs associated with increased seismic cable sales and a new management information system that is being implemented. Research and development expenses were $2,168,000 for the quarter ended September 30, 1997 compared to $1,632,000 for the quarter ended September 30, 1996. The increase resulted from design changes on the 24-bit seismic data acquisition module which were made to enhance the performance and reliability of the module and addi-

Page 9                                                Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


tional engineering efforts on the PolySeis product to enhance its capabilities to better meet customer demands.

Interest expense decreased to $267,000 during the third quarter of 1997 from $803,000 during the third quarter of 1996 as a result of lower borrowings on the Company's credit lines during the quarter. Other expense (net) was $14,000 for the quarter ended September 30, 1997 compared to other income (net) of $676,000 for the quarter ended September 30, 1996. The decrease was a result of a reduction in interest income on interest bearing receivables during the quarter.

The effective tax rate for the quarter ended September 30, 1997, was 31% compared to 33% for the same period in the prior year. The Company's effective tax rate is lower than the statutory United States rate primarily due to tax benefits generated from foreign sales.

The loss from continuing operations for the third quarter of 1997 was $1,434,000 or $.14 per share as compared to income of $1,865,000 or $.18 per share for the corresponding quarter a year ago.

The results from the discontinued operation for the quarter ended September 30, 1997 were deferred and will be included in the gain on disposal of the discontinued operation. The sale of the discontinued operation was finalized on October 14, 1997.

Net loss for the quarter ended September 30, 1997 was $1,434,000 or $.14 per share compared to net income of $1,138,000 or $.11 per share for the quarter ended September 30, 1996, reflecting the results of lower revenue, lower gross profit margin and higher operating expenses.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

Revenue decreased 3% to $64,815,000 for the nine months ended September 30, 1997, from $66,877,000 for the same period in the prior year. The decrease in revenue for the year to date period occurred within the third quarter in the seismic hardware equipment area which more than offset the increase in revenue that had occurred during the first six months of the year. The reason for the decrease was explained above. The consolidated gross profit margin decreased from 38% to 36% of revenue for the nine months ended September 30, 1997, for the same reasons provided in the

Page 10                                        Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

discussion of the results of operations for the quarter ended September 30, 1997.

Consolidated selling, general and administrative expenses increased to $16,391,000 for the period ended September 30, 1997, from $13,385,000.
Correspondingly, these expenses as a percentage of revenue increased from 20% to 25% in comparison to the same period a year ago. The primary reasons for the increase were (i) the additional support personnel costs associated with the higher employment levels added in anticipation of accelerated business growth,
(ii) higher consulting costs associated with increased seismic cable sales and a new management information system that is being implemented, and (iii) the additional costs of managing the consolidated business and being a publicly traded company. Research and development expenses were $5,965,000 for the period ended September 30, 1997, compared to $5,246,000 for the period ended September 30, 1996. The increase resulted primarily from the costs incurred for design changes made to the 24-bit seismic data acquisition module manufactured by the Company.

Interest expense decreased to $1,226,000 from $1,429,000 in the previous nine month period as a result of lower borrowings within the three month period ended September 30, 1997. Other income decreased to $124,000 from $1,020,000 due to a reduction in interest bearing receivables.

Income from continuing operations for the nine month period of 1997 was $101,000 compared to $4,235,000 and earnings per common share were $.01 compared to $.46 for the corresponding period a year ago. The decrease in income from continuing operations resulted from lower gross margins due to the reasons discussed above combined with higher operating costs.

Loss from the discontinued operation for the nine months ended September 30, 1997, decreased $907,000 or $.11 per share from the same period in the prior year as a result of a higher gross margin due to product sales mix and lower operating expenses due to staffing reductions made during and after the third quarter of 1996. Additionally, the results of discontinued operation from the measurement date through the disposal date were deferred and will be included in the gain on disposal of the discontinued operation to be recognized in the fourth quarter of 1997.

Net loss for the nine months ended September 30, 1997, was $1,487,000 or $.15 per share compared to net income of $1,740,000 or $.19 per share for the same period in the prior year, as a

Page 11                                      Form 10-Q

GeoScience Corporation

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

result of lower revenue, lower gross profit margin and higher operating costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations, bank borrowings and loans from an affiliate, Tech-Sym Corporation. At September 30, 1997, the Company's working capital balance was $47,965,000, compared to $36,863,000 at December 31, 1996. The increase in working capital is a result of segregating the net assets of the discontinued operation as a current asset at September 30, 1997. Cash used for operations was $7,111,000 for the nine months ended September 30, 1997, compared to $10,454,000 for the same period in the prior year. The primary use of cash from operations was to purchase additional inventories in anticipation of the growth in business.

As of September 30, 1997, the Company had uncommitted bank lines of credit aggregating approximately $22,796,000. Borrowings under these lines were $19,127,000, including the discontinued operation. The Company had a working capital ratio of 1.93 to 1.0 and debt to total capitalization of 39%. The Company believes that its current financial position and available lines of credit will provide ample sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $6,581,000 for the nine months ended September 30, 1997, compared to $6,447,000 for the corresponding prior year period. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be approximately $4,525,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, risk of delays in receiving customer orders, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Page 12                                        Form 10-Q

GeoScience Corporation

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS.

          27     - Financial Data Schedule which is deemed not to be filed
                   for purposes of liability under the federal securities laws.


              (b)  REPORTS ON FORM 8-K.

         Current Report on Form 8-K dated September 2, 1997 (Item 5. Other Events -- reported the information as set forth in the press release dated September 2, 1997, concerning third quarter preliminary results).

Page 13                                                 Form 10-Q

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