Form 10-K
period 1997-12-31
GEOSCIENCE CORP
filed 1998-03-26
CIK 1011586

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-28422

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                        NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                        REGISTERED
  --------------------------------      ------------------------------
  Common Stock (Par Value $.01 per                  Nasdaq
                share)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 1998, 9,979,850 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this computation that Tech-Sym Corporation and directors and officers may be affiliates) was $23,039,652 (based on the closing sales price published in THE WALL STREET JOURNAL reports of Nasdaq Composite Transactions on March 13, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1998.

================================================================================

                           TABLE OF CONTENTS

                                                       PAGE
                                                       ----
PART I
  Item 1.      Business.............................     1
                 General............................     1
                 Business Strategy..................     1
                 Products and Services..............     2
                 Product Development................     4
                 Marketing..........................     4
                 Manufacturing and Raw Materials....     5
                 Competition........................     6
                 Backlog............................     6
                 Intellectual Property..............     6
                 Regulatory Matters.................     6
                 Employees..........................     7
                 Geographical Information...........     7
                 Relationship with Tech-Sym.........     7
                 Year 2000..........................     7
  Item 2.      Properties...........................     7
  Item 3.      Legal Proceedings....................     8
  Item 4.      Submission of Matters to a Vote of
                 Security Holders...................     8
PART II
  Item 5.      Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters............................     8
  Item 6.      Selected Financial Data..............     9
  Item 7.      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations......................    10
  Item 7.a.    Quantitative and Qualitative
                 Disclosures about Market Risk......    13
  Item 8.      Financial Statements and
                 Supplementary Data.................    13
  Item 9.      Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure...............    13
PART III
  Item 10.     Directors and Executive Officers of
                 the Registrant.....................    14
  Item 11.     Executive Compensation...............    14
  Item 12.     Security Ownership of Certain
                 Beneficial Owners and Management...    14
  Item 13.     Certain Relationships and Related
                 Transactions.......................    14
PART IV
  Item 14.     Exhibits, Financial Statement
                 Schedules and Reports on Form
                 8-K................................    15

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Form 10-K, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation (i) the risk of technological change relating to the Company's products and the risk of the Company's inability to develop new competitive products in a timely manner, (ii) the risk of decreased demand for the Company's products due to fluctuations in energy industry activity, (iii) the risk of disruption in vendor supplies and the risk of quality control system problems with the Company's suppliers, (iv) the Company's reliance on certain significant customers, (v) the credit risk to the Company from certain sales arrangements, (vi) risks associated with a significant amount of foreign sales, (vii) the risk of fluctuations in future operating results, (viii) the risks of excess or inadequate inventory levels,
(ix) the control of the Company by Tech-Sym, (x) the potential conflicts of interest between the Company and Tech-Sym, (xi) the effect of certain anti-takeover provisions included in the Company's Articles of Incorporation and Bylaws, (xii) changing governmental regulations, as well as general market conditions, competition and pricing. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The words "estimate," "project," "anticipate," "plan," "forecast," "expect," "predict,"
"believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     GeoScience Corporation ("GeoScience" or the "Company"), through its subsidiaries, designs, develops, manufactures and markets seismic data acquisition systems and related products and services. The Company's products are used by the oil and gas exploration and production industry to identify and define subsurface geologic structures, primarily to identify and predict the existence and location of oil and gas reserves.

     The Company was formed in March 1996 as a wholly-owned subsidiary of Tech-Sym Corporation ("Tech-Sym"). All the outstanding stock of Syntron, Inc. ("Syntron"), CogniSeis Development, Inc. ("CogniSeis"), and Symtronix Corporation ("Symtronix") was contributed by Tech-Sym to GeoScience. In May 1996, the Company sold 2,597,600 shares of Common Stock (24.7% of the outstanding shares on that date) in a public offering. The Company's Common Stock began trading on the Nasdaq National Market on May 17, 1996.

     In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis. On October 14, 1997, the Company sold CogniSeis. GeoScience received cash of $8.9 million, net of certain liabilities assumed pursuant to the terms of the sales agreement, plus a note receivable that equals approximately $12 million at the sale date. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On December 18, 1997, the Company's subsidiary, Syntron, acquired all of the shares of Innovative Transducers Inc. ("ITI"). ITI manufactures and sells transducers and arrays used in connection with engineering applications and the acquisition of seismic data, and provides repair services with respect to such products. ITI is also developing a solid marine seismic cable in conjunction with a major customer of the Company.

BUSINESS STRATEGY

     The Company's strategy focuses on the development of technologically advanced products to facilitate the process of and to decrease the time involved in acquiring seismic data needed by the oil and gas exploration and production industry. Additionally, the Company seeks to acquire product lines, technology and businesses that complement internal product development.

PRODUCTS AND SERVICES

     The Company's primary products are seismic data acquisition systems and related products that are designed for use in marine, land and transition zone environments. These systems collect acoustic energy produced by air guns, dynamite or other sound sources that is reflected from underground or subsea geological formations. The acoustic energy is collected by remote sensors in the water, on the ocean floor, or on land and converted to digital signals that are transmitted to a central recording unit or a portable recording unit. The recording unit simultaneously records the digital signals transmitted from multiple remote sensors.

     The Company provides repair and maintenance services related to the products it sells and on similar products manufactured by others. The Company also leases its equipment under operating leases with terms up to three years. Additionally, the Company provides specialized computer workstation services to oil, gas and energy companies.

     The following is a description of the Company's products and services and their uses:

MARINE

SYNTRAK 960-24(TM) Multiple Streamer Telemetry System.

     The Company's principal marine seismic data acquisition system is the SYNTRAK 960-24(TM) Multiple Streamer Telemetry System. This system consists of a shipboard central recording unit and streamer cable arrays that are towed behind a seismic survey vessel. Each streamer cable array includes electronic data acquisition modules which collect the analog acoustic energy signals produced by air guns, convert the analog signals to digital signals and transmit the digitized data to the shipboard central recording unit.

MultiTRAK(R) System.

     The Company's MultiTRAK(R) System is used to control the depth and provide data to calculate the position of streamers, which is important to meet the energy source and receiver positioning needs of 3-D seismic surveys. The MultiTRAK(R) System consists of a shipboard computer, in-water remote sensing units and cable leveler modules. The remote sensing units are strategically located on the streamers, source arrays, ships hull and tail buoys to measure magnetic heading, cable depth, wing angle and temperature and acoustic ranges from other remote sensing units. This information is transmitted to the shipboard computer to calculate subsurface sources and sensor locations. Any adjustments to cable position are made by sending commands from the shipboard computer to the cable leveler modules attached to the streamers. The cable leveler modules contain motor-driven wings that may be adjusted to control the depth of the streamer.

GCS90(TM) Gun Controller System.

     The GCS90(TM) Gun Controller System is a seismic source controller that provides digitized source signatures to the operator, controls the firing time and provides real-time monitoring of the seismic source and firing times. The system is expandable from 8 to 128 guns.

Transducers and Arrays.

     The Company, through ITI, manufactures Poly Vinylidene Fluoride ("PVDF") hydrophones for use in down hole arrays and other engineering applications. ITI also manufactures solid streamer cables for use in seismic markets.

Marine Seismic Streamer Cables.

     The Company designs and manufactures a variety of marine seismic streamer cables that consist of various weights, strengths, diameters and lengths in order to satisfy customer specifications. The streamer cables are designed to be neutrally buoyant in order to facilitate the control of the depth at which the streamer cable is towed behind a seismic survey vessel. The Company has developed and currently sells a reduced diameter array ("RDA") streamer cable that reduces towing friction and increases the length of cable that may be placed on spools on the towing vessel prior to deployment, and that weighs significantly less than larger diameter streamer cables currently on the market. The reduced friction and less weight of the RDA streamer cables are desired by companies that perform marine seismic surveys because these factors reduce the fuel consumption of the towing vessels and permit existing vessels to be reconfigured to tow a greater number of arrays.

Ocean Bottom Cable System.

     The Company's SYNTRAK 960-24(TM) Ocean Bottom Cable System is a digital telemetry seismic data acquisition system designed for use in shallow water environments as well as in ocean bottom operations in congested and obstructed areas where conventional towed streamer arrays cannot be utilized efficiently. The system typically utilizes air guns mounted on a shooting vessel to transmit acoustic energy to the ocean floor and the seismic data reflected from subsea geologic structures is collected by sensors (either hydrophones, geophones or both, attached to either twisted-pair telemetry cables or fiber optic cables). The analog acoustic signals received by the sensors are converted to digital data by data acquisition modules and this data is transmitted to a shipboard central recording unit.

     Seismic contractors currently are developing techniques to deploy ocean bottom cables in connection with 4-D seismic surveys useful in hydrocarbon reservoir monitoring. The Company currently is extending the depth of operation to 1,000 meters and beyond to address the future requirements in reservoir monitoring and 4-D seismic operations. The SYNTRAK 960-24(TM) Ocean Bottom Cable System's architecture has the flexibility to record multiple component data which the Company believes will be an important attribute in connection with 4-D reservoir monitoring. The Company has developed a small diameter ocean bottom cable to reduce problems of storage, weight and handling.

LAND AND TRANSITION ZONES

PolySeis ATS(TM) System.

     The Company developed the PolySeis ATS(TM) (All Terrain Seismic) System in conjunction with the Institute Francais du Petrole ("IFP"), a French government research agency, and introduced the system in late 1995. The PolySeis ATS(TM) System is a modular 24-bit radio and/or wireline telemetry seismic data acquisition system that can be configured by the user for either transition zone or land environments, or a combination of both environments. The PolySeis ATS(TM) System is specifically adaptive to the unique requirements associated with exploration in transition zones or in regions that are inaccessible or difficult to reach such as lakes, swamps, jungles or mountainous areas.

     PolySeis ATS(TM)System acquires seismic data using a Remote Telemetry Unit ("RTU"). The PolySeis ATS(TM) System may be configured to use a combination of three-channel marine buoy RTUs and six-channel land box RTUs which allow synchronized signals to be transmitted to a portable recording unit or control recording system. The ability to utilize a combination of transition zone and land RTUs permits a large seismic survey to be conducted over diverse terrain. Each RTU acquires channels of seismic data and remotely transmits the data to a Data Concentrator Unit ("DCU") via radio or wireline telemetry. Depending upon the acquisition requirements, data may be recorded at the DCU using a portable recording unit attached to the DCU or at a remote central recording unit by way of fiber optic cable.

PolyTrak(TM).

     The Company's PolyTrak(TM) product is a radio carrier system used for tracking and messaging purposes. The system makes use of radio bandwidth and contains a range of mapping, navigation and database features utilized in survey, HSE (health, safety and environment) and related operations. In addition to its other software functions, the PolyTrak(TM) contains direct links to and from the Company's PolySeis ATS(TM) products.

CABLE SALES, MANUFACTURING, REPAIR AND MAINTENANCE

     The Company provides repair and maintenance support services related to streamer cables, whether manufactured by the Company or other vendors, at its service facilities in the United Kingdom, Singapore and the United States. Additionally, the Company's joint venture with China Oil Offshore Geophysical in Tanggu, China has enhanced the Company's ability to provide services to the Far East region.

     The Company manufactures a variety of fiber optic and copper wire cables for use with land seismic data acquisition systems. The cables are designed to be compatible with the Company's PolySeis ATS(TM) System and land seismic data acquisition systems manufactured by other companies. The Company manufactures land cables to satisfy its customers' specifications, including specifications relating to length, covering material and impedance.

PRODUCT DEVELOPMENT

     The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and related products depends to a substantial degree upon continued technological innovation. While the market for these systems and related products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Over the past three years, the Company has invested an average of 8.7% of its revenue toward the research and development of new products and the enhancement of current products. In addition, the Company has been involved in efforts with other companies to jointly develop technology. For example, the PolySeis ATS(TM) System was developed by a consortium consisting of the Company, IFP and two other companies. The Company is required to pay a negotiated amount to the consortium based on sales of such products. The Company's recent acquisition of ITI provides the Company with additional products and advances the development of a new solid streamer cable for use in the military surveillance area as well as in the seismic data acquisition area. The Company actively solicits the views of its customers relating to their future needs with respect to seismic data acquisition systems and related products to help determine the direction and priority of its research and development activities.

     The Company has developed an RDA streamer cable for use with marine seismic data acquisition systems, and the Company currently is testing an RDA ocean bottom cable for use in shallow water and in deeper ocean waters. See " -- Products and Services -- Marine -- Streamer Cables" and " -- Marine -- Ocean Bottom Cable System." The Company also is developing products that will enable the Company's existing 3-D seismic data acquisition systems to be used in connection with 4-D seismic surveys. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to record time intervals between two or more surveys. The process is well-suited for reservoir monitoring applications, and is intended to identify fluid movements and changes in the producing status of the reservoir. In addition, the Company is developing a seismic data acquisition system, utilizing the existing radio telemetry technology of the PolySeis ATS(TM) System, that would be capable of simultaneously recording a significantly greater number of channels than existing systems for use in connection with large scale 3-D seismic surveys conducted on land or in transition zones.

MARKETING

     The Company's principal customers for its seismic data acquisition systems are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers specifications or for their own seismic data libraries, and independent and foreign national oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. During 1997, 1996, and 1995, the largest customers in each of those years, Customer A (1997, 1996, 1995), Customer B (1997, 1996, 1995), Customer C (1996), and Customer D (1997), accounted for a total of approximately 52%, 44%, and 39%, respectively, of the Company's revenue, and the Company's single largest customer, Customer A, in those years accounted for 29%, 16%, and 21%, respectively, of revenue.

     The Company focuses a significant portion of its marketing efforts on areas outside the United States. The Company sells its products through a direct sales force consisting of Company employees and through several international third-party sales representatives responsible for key geographic areas. Sales personnel generally have either (i) oil and gas exploration or production expertise or (ii) experience in selling advanced technology-based systems.

     During fiscal 1997, 1996, and 1995, approximately 77%, 76%, and 77%, respectively, of the Company's revenue was derived from sales to customers outside the United States. See Note 14 of Notes to Consolidated Financial Statements for geographic distribution of sales. In addition, systems sold to domestic customers are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses. See " -- Regulatory Matters" below.

     In general, products are sold on standard 30-day credit terms. However, sales are also made on extended credit arrangements or under lease/purchase arrangements usually with the credit secured by a security interest in the product. The Company's extended term credit arrangements in excess of one year typically require a down payment with the remaining amount evidenced by a promissory note from the customer that is secured by the equipment purchased. The promissory notes typically have maturities of 12 to 36 months and bear interest at an annual rate ranging from 1% to 3% above the prime rate. As of December 31, 1997, the outstanding amounts of such notes totaled approximately $15.4 million. The Company has an agreement with a commercial bank to sell up to a total of $15 million of customer notes to the bank at 100% of the principal amount thereof, subject to the satisfaction of certain conditions, including the bank's approval of the creditworthiness of the customer issuing a note. The Company is obligated to repurchase these notes from the bank in the event of customer default or other covenant violations. As of December 31, 1997, the outstanding amount of notes sold to a commercial bank totaled approximately $6.5 million. Although the Company has not experienced any material financial losses on notes receivables due to nonpayment by its customers, the significant cost of seismic survey equipment and the difficulty of repossessing such equipment outside of the United States could adversely affect the financial condition of the Company.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures or assembles its products, produces spare parts and renovates and repairs seismic survey equipment at its various facilities in Houston, Fort Worth, England, Singapore and China. Major components of the PolySeis ATS(TM) System are manufactured at facilities in France operated by the consortium that developed the system, of which a subsidiary of the Company is a member. A substantial portion of the electronic components and molded shapes used in its systems and products are purchased from third party vendors. The Company's manufacturing and product assembly operations consist of machining the necessary component parts, configuring these parts along with components received from various vendors, and assembling a final product. The Company maintains inventory, including work-in-process at different levels of completion, to enable the Company to satisfy specific configuration requirements of customers within the shortest amount of time.

     The Company occasionally has experienced supply or vendor quality control problems and the Company may experience supply or vendor quality control problems from time to time in the future. Such problems, if incurred, could significantly affect the Company's ability to meet production and sales commitments. Certain items, such as the 24-bit analog-to-digital converters and hybrid processors used in its SYNTRAK 960-24(TM) towed array system and ocean bottom cable, and hydrophones with water depth limiting capability used with marine seismic cables, are purchased from single vendors. Although the Company attempts to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt the Company's ability to manufacture and sell certain products. Since the Company's components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of the Company's components and costly delays could result.

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

COMPETITION

     The markets for seismic data acquisition systems and related products are highly competitive and are characterized by continual and rapid changes in technology. The Company's principal competitors for its marine seismic data acquisition systems are independent manufacturers of seismic equipment and integrated seismic contractors that produce equipment for their own use and for sale to others.

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

BACKLOG

     The Company forecasts sales for its products and therefore maintains an inventory of components that can be used to assemble products on a relatively rapid basis. As a result, the Company normally fills and ships customer orders within 90 to 180 days of receipt and generally maintains no significant backlog. The Company's backlog of firm orders at December 31, 1997, was approximately $52.3 million. The unusually high level of backlog was a result of several customers placing orders earlier than normal to insure their place in the manufacturing cycle as demand for the Company's products increased and to avoid announced price increases for 1998. The Company anticipates that substantially all of the backlog will be shipped during 1998.

INTELLECTUAL PROPERTY

     The Company presently holds U.S. patents that relate to many of the components of the marine seismic survey, ocean bottom cable, PVDF hydrophone and towed array product lines. The Company has used a combination of patents, trade secrets, copyrights, contracts, and technical measures to protect its proprietary hardware and software technologies. While certain key technologies have been patented by the Company, it does not typically patent its proprietary technology, even where regarded as patentable. The Company believes that in most cases this technology is more effectively protected by system enhancements, innovations and maintaining confidentiality rather than through disclosure and a comprehensive patent enforcement program. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable or ineffective in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents. The Company also owns a number of trademarks.

     The Company pays royalties based on the net sales of certain products in connection with assignments to the Company of all intellectual property rights with respect to such products.

REGULATORY MATTERS

     The Company's operations are subject to numerous local, state, federal and foreign government laws and regulations governing the discharge of materials into the environment as well as relating to the protection of public health and the environment. Noncompliance with such laws and regulations could result in the imposition of significant fines, penalties and other liabilities on the Company. The Company believes that it is currently in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations. Compliance with such laws and regulations has not represented a significant expense for the Company in the past and the Company does not foresee the need for material expenditures to ensure continued compliance with such laws and regulations as they exist currently. Regulations in these areas are subject to change, however, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

     The Company from time to time is required to obtain export licenses from the United States government. There can be no assurance that the Company will not experience difficulty in obtaining such licenses as may be required in connection with export sales. In addition, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar arrangement with local individuals or businesses in order to conduct business in such countries.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries employed approximately 563 persons worldwide, of whom 387 were employed in the United States. None of the Company's employees are unionized. The Company considers its relationship with its employees to be satisfactory.

GEOGRAPHICAL INFORMATION

     Certain geographical information with respect to the Company's business is set forth in Note 14 of Notes to Consolidated Financial Statements and is incorporated by reference herein.

RELATIONSHIP WITH TECH-SYM

     Prior to the organization of GeoScience, Tech-Sym provided management and administrative assistance and oversight to Syntron, CogniSeis and Symtronix. Tech-Sym also provided working capital to Syntron, CogniSeis and Symtronix. After the organization of GeoScience, Tech-Sym has continued to provide such assistance and oversight to GeoScience, with the exception of CogniSeis due to its October 1997 sale, under substantially the same procedures for allocating costs as before the Company's organization. In 1996, Tech-Sym and GeoScience entered into a Corporate Services Agreement, Tax Allocation Agreement, Shareholder Agreement, Intercompany Credit Agreement, and Stock Restriction and Registration Agreement for the purpose of defining the relationship between them. As a result of its ownership of a majority of the outstanding common stock of the Company, Tech-Sym is able, acting alone, to elect the entire Board of Directors of the Company and to approve any action requiring shareholder approval.

YEAR 2000

     The Company currently is in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance.

ITEM 2.  PROPERTIES

     The Company leases 1,200 square feet of office space in Houston, Texas for its executive offices pursuant to a lease with Tech-Sym Management Corporation.

     Syntron operates from company-owned facilities comprising 110,000 square feet located on a 17.4 acre tract and leased facilities totaling 100,000 square feet located in Houston, Texas. ITI leases approximately 4,700 square feet in Fort Worth, Texas. Syntron's European subsidiary, Syntron Europe Limited, operates from a 52,000 square foot office and plant facility on a 2.8 acre tract owned by the company in Derbyshire, England. Syntron's Asian subsidiary, Syntron Asia Pte. Ltd., operates from a company-owned 33,300 square foot office and plant facility on a 1.4 acre tract it leases in Singapore.

     Symtronix conducts its operations from 6,600 square feet of office space leased in Houston, Texas.

     Syntron currently plans to begin and complete, within 1998, construction of an 80,000 square foot production facility adjacent to its currently owned facility in Houston, Texas, to replace certain leased facilities and consolidate operations. The Company believes that, with the addition of the new Syntron facility, it will have adequate and suitable facilities for the business levels expected over the next several years. The Company maintains customary compensation, liability, and property insurance for all of its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "GSCI". At March 13, 1998, the Company had 29 stockholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated. The Company's common stock commenced trading on May 17, 1996.

                          PRICE RANGE OF COMMON STOCK

                                             1996              1997
                                        --------------    --------------
               QUARTER                  HIGH      LOW     HIGH      LOW
               -------                  -----    -----    -----    -----
First................................  $  --    $  --    $15      $11
Second...............................   21 1/2   12 1/2   13 3/4    9
Third................................   15 1/2    9 7/8   14 5/8    9 5/8
Fourth...............................   13 3/4    9 3/4   13 1/2    9 3/8

The Company has not paid any dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data as of and for the five years ended December 31, 1997, have been derived from audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and the related notes thereto included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA:
Revenue..............................  $  94,451  $  90,896  $  61,590  $  47,374  $  45,153
                                       ---------  ---------  ---------  ---------  ---------
Cost of revenue......................     60,566     57,134     35,452     22,701     21,393
                                       ---------  ---------  ---------  ---------  ---------
         Gross profit................     33,885     33,762     26,138     24,673     23,760
                                       ---------  ---------  ---------  ---------  ---------
Expenses:
    Selling, general and
      administrative expense.........     21,259     17,952     12,873     10,097      8,646
    Research and development
      expense........................      7,902      6,707      6,876      5,461      3,903
    Interest expense.................      2,442      1,374      1,888        997        869
    Interest and other income, net...     (1,252)      (938)    (1,300)      (278)       (68)
                                       ---------  ---------  ---------  ---------  ---------
         Total expenses..............     30,351     25,095     20,337     16,277     13,350
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations before income
           taxes.....................      3,534      8,667      5,801      8,396     10,410
Provisions for income taxes..........      1,096      2,687      1,818      2,743      3,225
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations................      2,438      5,980      3,983      5,653      7,185
Discontinued operations:
    Income (loss) from
      operations(1)..................     (1,588)    (2,313)        (4)        66     (1,403)
    Loss from operations(2)..........                             (435)      (926)      (931)
    Loss on disposal(2)..............                             (144)
                                       ---------  ---------  ---------  ---------  ---------
         Net income..................  $     850  $   3,667  $   3,400  $   4,793  $   4,851
                                       ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
Earnings (loss) per common share:
    Continuing operations
         Basic and diluted...........  $     .24  $     .63  $     .50  $     .72  $     .91
    Discontinued operations
         Basic and diluted...........  $    (.16) $    (.24) $    (.07) $    (.11) $    (.30)
    Net income
         Basic and diluted...........  $     .08  $     .39  $     .43  $     .61  $     .61
Weighted average common shares
  outstanding:
    Basic............................     10,088      9,448      7,900      7,900      7,900
    Diluted..........................     10,109      9,451      7,900      7,900      7,900
OTHER DATA-CONTINUING OPERATIONS:
Capital expenditures.................  $   8,851  $   6,601  $   6,181  $   3,316  $   2,346
Depreciation and amortization........      6,055      4,721      4,105      3,354      2,480

                                                        AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (END OF PERIOD):
Working capital......................  $  36,718  $  36,863  $   6,161  $  10,225  $   9,736
Total assets.........................    148,190    123,826     98,890     66,669     46,764
Notes payable........................     29,832     16,197     11,681      4,343        216
Payable to Tech-Sym..................      9,823      5,126     23,554     14,940     12,348
Long-term debt.......................      9,445      4,620      5,386      2,728      1,482
Shareholders' investment.............     71,767     74,804     33,268     29,866     24,864

------------
(1) Relates to the discontinued geoscientific software subsidiary, CogniSeis Development, Inc., net of applicable income taxes. See Note 3 of Notes to Consolidated Financial Statements.

(2) Relates to the discontinued operation of the Syntron Pressure Controls business (formerly known as Tri-Tech) acquired in 1992 and sold in 1995, net of applicable income tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. ("CogniSeis"). Accordingly, the Consolidated Statement of Income of the Company has been reclassified for all periods presented to report separately the results of the discontinued operation through June 30, 1997 (the "measurement date").

     On October 14, 1997 (the "disposal date"), The Company sold CogniSeis for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. The total amount of the note receivable due to the Company equals approximately $12,000,000 and is due in full by December 30, 2003. The note receivable may be adjusted downward pursuant to certain provisions of the sale agreement within a one year period. The payment stream of the note receivable is based on sales of certain CogniSeis developed software. The sale agreement also has a provision for early payout of the note receivable as follows: $8,500,000 if paid within 90 days of the closing date; $9,000,000 if paid between 90 and 180 days of the closing date; $9,500,000 if paid between 180 and 270 days of the closing date; and $10,000,000 if paid between 270 days and one year of the closing date.

     The results of the discontinued operation from the measurement date through the disposal date, which were insignificant, as well as the expected gain on the sale have been deferred at December 31, 1997, until estimates regarding certain provisions of the sale agreement can be made with reasonable certainty.

     Management's discussion and analysis of the results of operations reflects the reclassification of the discontinued operation.

1997 COMPARED TO 1996

     REVENUE. The Company's revenue for the year ended December 31, 1997, increased 4% to $94,451,000 from $90,896,000 in 1996. The $3,555,000 increase in revenue resulted from increased shipments of seismic cables and an unusually large contract awarded in the first quarter of the year to provide technical data services to potential bidders on oil exploration leases. The seismic products shipped in 1997 as compared to 1996 included more seismic cables and less data acquisition modules. Shipment of seismic cables increased 43% to $40,900,000 as compared to 1996, while shipments of data acquisition modules decreased 22% to $24,700,000 as compared to 1996. Aggressive competitive pricing on seismic cables and digital acquisition modules plus customers' delays in placing equipment orders until later in the third and fourth quarters hampered further revenue growth. The delayed placement of the equipment orders resulted in a year end backlog for seismic data acquisition equipment of approximately $52,300,000, a $42,300,000 increase over the 1996 year end backlog. The Company anticipates that substantially all of this backlog will be shipped in 1998.

     GROSS MARGIN. The Company's gross margin increased $123,000, less than 1%, to $33,885,000 compared to $33,762,000 in 1996. As a percentage of revenue, gross margin decreased from 37% in 1996 to 36% in 1997. The margin decrease for the year was primarily due to (i) a change in sales mix whereby seismic cables, which typically carry lower margins than the digital data acquisition modules, represented 43% of the 1997 revenue as compared to 31% of 1996 revenue, (ii) increased engineering, manufacturing and warranty costs associated with the 24-bit seismic data acquisition module, and (iii) increased manufacturing costs within the domestic seismic cable manufacturing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's consolidated selling, general and administrative expenses for 1997 increased $3,307,000, or 18% to $21,259,000. These expenses as a percentage of revenue increased from 20% in 1996 to 23% in 1997. The primary reasons for the increase were (i) increased commission costs associated with increased international sales, (ii) higher consulting costs associated with seismic cable sales, (iii) additional support personnel costs associated with employment levels added during the year in anticipation of accelerated business growth, and (iv) the additional costs of managing the consolidated business and being a publicly traded company.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $7,902,000 for 1997, compared to $6,707,000 for 1996. The $1,195,000 or 18%
increase over the prior year primarily resulted from the costs incurred for design changes to the 24-bit seismic data acquisition module and prototype costs related to efforts to develop new reservoir monitoring equipment. The design changes made to the 24-bit module during the year are expected to result in lower manufacturing costs for the product in future periods. The Company anticipates reservoir monitoring to be a major growth market for seismic equipment manufacturers in the future.

     INTEREST EXPENSE. Interest expense for 1997 increased to $2,442,000 from $1,374,000 in 1996. The $1,068,000 increase resulted from higher borrowings to support the increased expenditures for capital equipment and facilities, and to finance the growth in inventories and accounts receivables. Inventory growth occurred primarily in 24-bit data acquisition modules, seismic cables, and PolySeis ATS(TM) System components. The increase in the receivable balance throughout the year resulted from extended payment terms given to certain customers combined with an increased level of product shipments.

     INTEREST AND OTHER INCOME, NET. For 1997, net interest and other income was $1,252,000 as compared to $938,000 in 1996. The $314,000, or 33% increase resulted from increased income associated with financing certain customer sales and increases in other miscellaneous income.

     PROVISION FOR INCOME TAXES. Provision for income taxes for 1997 decreased as a result of lower income from continuing operations. The Company's effective tax rate of 31% on income from continuing operations remained the same from 1996.

     INCOME FROM CONTINUING OPERATIONS. The Company's 1997 income from continuing operations was $2,438,000 or $0.24 per share compared to $5,980,000 or $0.63 per share in 1996, reflecting the lower gross margin percentage and higher operating expenses that more than offset the increase in revenue for the year.

     DISCONTINUED OPERATION. The 1997 loss from the discontinued operation, $1,588,000, or $0.16 per share, included CogniSeis' operating results through June 30, 1997, the measurement date, whereas the 1996 loss of $2,313,000, or $0.24 per share, reflected a complete year of CogniSeis' operations.

     NET INCOME. The Company's net income was $850,000 or $0.08 per share as compared to $3,667,000 or $0.39 per share in 1996, reflecting the net effect of the items described above.

1996 COMPARED TO 1995

     REVENUE. The Company's revenue for the year ended December 31, 1996, increased 48% to $90,896,000 from $61,590,000 in 1995. The increase in revenue was primarily the result of increased seismic data acquisition equipment sales. Major contributors to the increased equipment sales were (i) the newly introduced reduced diameter array ("RDA") streamer cable and (ii) the 24-bit digital seismic data acquisition modules designed in 1995. Further revenue growth from equipment sales was hampered by aggressive competitive pricing that restricted price increases of the 24-bit digital seismic data acquisition modules and held new cable business worldwide at less than optimal price levels and strategic pricing on the new ocean bottom cable products.

     GROSS MARGIN. The Company's gross margin increased $7,624,000, or 29% to $33,762,000 in 1996 compared to $26,138,000 in 1995. As a percentage of revenue, gross margin decreased from 42% in 1995 to 37% in 1996. In addition to the pricing considerations noted above, the costs of revenue increased due primarily to (i) increased costs associated with increased sales, (ii) increased manufacturing costs of the 24-bit digital acquisition modules as compared to the 16-bit modules, and (iii) start up costs of introducing new products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative expenses for 1996 increased $5,079,000, or 39% over the prior year. Such increase corresponded favorably to the 48% increase in revenue and primarily was attributable to (i) additional royalties on increased equipment sales, (ii) additional personnel associated with general business growth, and (iii) additional costs of managing the consolidated business and being a publicly traded company.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 1996 decreased $169,000 from the prior year. The decrease was due primarily to lower development costs on the 24-bit module.

     INTEREST EXPENSE. Interest expense for 1996 decreased $514,000, or 27% from the prior year, primarily due to the Company utilizing proceeds from its public stock offering to payoff interest bearing debt to outside parties and Tech-Sym, and a reduction in the interest rate on its line of credit borrowings.

     INTEREST AND OTHER INCOME, NET. Net interest and other income for 1996, decreased $362,000 or 28% from the prior year primarily due to less interest income for the year from customer financing.

     PROVISION FOR INCOME TAXES. Provision for income taxes for 1996 increased as a result of higher income from continuing operations. The Company's effective tax rate of 31% on income from continuing operations remained the same in 1996 as in 1995.

     INCOME FROM CONTINUING OPERATIONS. The Company's 1996 income from continuing operations increased to $5,980,000 as compared to $3,983,000 in 1995. The Company's large growth in revenue over the prior year more than offset the decreased gross margin percentage and higher operating expenses incurred during the year.

     DISCONTINUED OPERATIONS. The increase in the loss from discontinued operations from $583,000 in 1995 to $2,313,000 in 1996 resulted primarily from increased selling, general and administrative expenses associated with CogniSeis' acquisition of Photon Systems Ltd., in September 1995.

     NET INCOME. The Company's net income for the year was $3,667,000 as compared to $3,400,000 in 1995. The larger loss of the discontinued operations in 1996 compared to that in 1995 offset the majority of the 1996 increase in income from continuing operations.

LIQUIDITY & CAPITAL RESOURCES

     During 1997, the Company satisfied its working capital and capital expenditure requirements through borrowings from a financial institution and loans from an affiliate, Tech-Sym Corporation.

     At December 31, 1997, the Company's working capital was $36,718,000 as compared to $36,863,000 at December 31, 1996. The Company's cash and cash equivalents decreased to $799,000 during the period, while receivables, inventories and other current assets increased to $101,787,000 from $79,270,000 in 1996. Current liabilities increased to $65,868,000 from $43,713,000 in 1996 primarily due to increased borrowings to support the growth in receivables and inventories.

     The Company's operations used cash in the amount of $17,109,000 and $13,778,000 in 1997 and 1996, respectively, and provided cash in the amount of $325,000 in 1995. In 1997, cash was used primarily for carrying customer receivables and for maintaining additional inventory to support the Company's overall growth strategy.

     Receivables and long-term receivables are concentrated in large domestic and foreign oil and gas exploration companies and a distributor located in China. The Company performs periodic evaluations of the relative credit standing of these companies and generally tries to limit the amount of exposure with any company. Approximately 21% of receivables are with a foreign oil and gas exploration company located in Russia and a distributor located in China.

     At December 31, 1997 and 1996, inventories included $12,026,000 and $9,408,000, respectively, of electronic components related to the land and transition zone seismic data acquisition system product line, PolySeis ATS(TM). The Company, together with members of a consortium, completed commerical development of this product line in late 1995. This product uses the technology of radio and/or wireline telemetry which is specifically adaptive to the unique requirements of the land and transition zone market. Management believes this product is in the early stage of its life cycle and certain risks of market acceptance exist. The Company has recently experienced limited leasing activity of this product and believes the demand for this product will significantly increase and the related inventory will be sold in the normal course of business.

     At December 31, 1997, the Company had short-term line of credit facilities aggregating $30,361,000 of which $5,222,000 was available for additional short-term borrowings. These lines of credit are substantially guaranteed by Tech-Sym. In addition to the lines of credit, the Company has an agreement with a financial institution to sell up to a total of $15,000,000 of eligible customer notes receivable to the financial institution at 100% of the principal amount thereof, subject to approval of the credit worthiness of the customers issuing notes and the satisfaction of other conditions. The Company is obligated to repurchase these notes from the financial institution in the event of customer default or other covenant violations. As of December 31, 1997, the financial institution had purchased notes which, in the aggregate, would obligate the Company to repurchase $6,492,000 in principal amount of notes in the event of customer defaults. To date, the Company has not experienced any financial losses due to nonpayment by its customers or other covenant violations. Tech-Sym currently guarantees the payment obligations of the Company under the repurchase agreement.

     Because of the Company's anticipated new business, it is expected that additional investment will be required in capital equipment and new facilities. During 1997 the Company purchased 31,000 square feet of additional production and office space that had previously been leased. Additionally, in 1997 the Company began negotiating a contract to construct an additional 80,000 square foot production facility which should be completed by the end of 1998. Capital expenditures for land, buildings and improvements, and machinery and equipment were $9,552,000, $7,649,000, and $9,820,000 for 1997, 1996, and 1995,
respectively, and are expected to be approximately $7,020,000 in 1998. The Company believes that the funds required for working capital needs and capital expenditures will come from cash flows from operations, unused credit available under credit facilities, long-term financing and loans from an affiliate, Tech-Sym. The Company believes that cash flows from operations will improve significantly in 1998 as receivables and inventories become better matched with revenue growth.

FLUCTUATIONS IN OPERATING RESULTS

     Due to the relatively high sales price of a seismic data acquisition system (typically ranging from $1,500,000 to more than $8,000,000) and relatively low unit sales volume, the timing in the shipment of systems and the mix of other seismic products and services sold can produce significant fluctuations in quarter-to-quarter and year-to-year financial results. The Company believes that factors affecting such timing may include, among others, fluctuations in world oil and gas prices, political changes in other countries, seasonality of end-user markets, availability of customer financing, lease/purchase decisions by customers, manufacturing lead times, shortages and quality control problems relating to system components manufactured by third parties, and environmental issues.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying "Index of Financial Statements" at Page F-1. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" and "Executive Officers of the Registrant" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("the Act"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1997, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1997, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions with Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1997, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES.

     (a)  The following documents are filed as a part of this report:

          1. FINANCIAL STATEMENTS: SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE F-1.

          2. FINANCIAL STATEMENT SCHEDULE: SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE F-1.

          3.   EXHIBITS:

 EXHIBIT
 NUMBER                 DESCRIPTION OF EXHIBITS
 ------                 -----------------------
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

  3.2* -- Bylaws of GeoScience Corporation (Exhibit 3.2 to Registrant's
          Registration Statement (No. 333-2986) on Form S-1, as amended).

  4.1* -- Specimen Common Stock Certificate (Exhibit 4.2 to Registrant's
          Registration Statement (No. 333-2986) on Form S-1, as amended).

 10.1* -- Amended and Restated 1996 Equity Incentive Plan (Exhibit 10 (b) to
          Registrant's Quarterly Report for the quarterly period ended June 30, 1997 (No. 0-28922)

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

 10.7* -- Loan Agreement dated December 6, 1996 between Registrant and Wells
          Fargo Bank (Texas) N.A. (Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.8  -- First Amendment dated April 30, 1997 to Loan Agreement dated
          December 6, 1996 between Registrant and Wells Fargo Bank (Texas) N.A.

 10.9 -- Second Amendment dated December 10, 1997 to Loan Agreement dated December 6, 1996 between Registrant and Wells Fargo Bank (Texas) N.A.

 10.10*-- Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.11 -- First Amendment dated April 30, 1997 to Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A.

 10.12 -- Second Amendment dated December 10, 1997 to Amended and Restated
          Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A.

 10.13*-- Form of Nonemployee Director Stock Option Agreement (Exhibit
          10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.14*-- Termination Agreement dated August 15, 1996, between Tech-Sym
          Corporation and Bruce H. Nelson. (Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.15*-- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and J. Rankin Tippins. (Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.16* -- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and Ray F. Thompson. (Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.17* -- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and Richard F. Miles. (Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.18* -- First Amendment dated June 21, 1994 to Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Richard F. Miles. (Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.19* -- Stock Purchase Agreement dated September 5, 1997, by and among the Registrant, Paradigm Geophysical Corporation and Paradigm Geophysical Ltd. (Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 14, 1997 (No. 0-28422)).

10.20* -- Executive Retirement Agreement, as amended and restated, dated
          April 30, 1992 between Tech-Sym Corporation and Wendell W. Gamel. (Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.21* -- Executive Retirement Agreement, as amended and restated, dated April
          30, 1992 for Ray F. Thompson. (Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.22* -- Executive Retirement Agreement, as amended and restated, dated April
          30, 1992 between Tech-Sym Corporation and J. Rankin Tippins. (Exhibit
          10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.23* -- Executive Retirement Agreement dated April 26, 1994 between Tech-Sym
          Corporation and Richard F. Miles. (Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

21     -- Subsidiaries of GeoScience.

23     -- Consent of Independent Accountants.

24     -- Power of Attorney.

27     -- Financial Data Schedule.

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.

     (b)  REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated October 14, 1997 [Item 2. Acquisition or Disposition of Assets (reporting sale of geoscientific software business, CogniSeis Development, Inc.) and Item 7. Financial Statements and Exhibits].

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

March 26, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                            DATE
--------------------  ------------------------------------        --------------
/s/ RAY F. THOMPSON   Vice President, Chief                       March 26, 1998
   (RAY F. THOMPSON)  Financial Officer,
                      Treasurer (Principal
                      Financial and Accounting
                      Officer) and Director

                          ______
/s/ W. L. CREECH*               |
   (W. L. CREECH)               |
                                |
/s/ MICHAEL C. FORREST*         |
   (MICHAEL C. FORREST)         |
                                |
/s/ WENDELL W. GAMEL*           |
   (WENDELL W. GAMEL)           |
                                |
/s/ CHRISTOPHER C. KRAFT, JR.*  |--Directors of the Registrant    March 26, 1998
   (CHRISTOPHER C. KRAFT, JR.)  |
                                |
/s/ EDWARD R. PRINCE, JR.*      |
   (EDWARD R. PRINCE, JR.)      |
                                |
/s/ J. RANKIN TIPPINS*          |
   (J. RANKIN TIPPINS)          |
                          ______|

*By: /s/ RAY F. THOMPSON
         RAY F. THOMPSON
     (ATTORNEY-IN-FACT)

                             GEOSCIENCE COPORATION
                         INDEX OF FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Financial Statements:
     Report of Independent
     Accountants.....................    F-2
     Consolidated Statement of Income
      for the years ended December
      31, 1997, 1996, and 1995.......    F-3
     Consolidated Balance
      Sheet -- December 31, 1997 and
      1996...........................    F-4
     Consolidated Statement of Cash
      Flows for the years ended
      December 31, 1997, 1996, and
      1995...........................    F-5
     Consolidated Statement of
      Changes in Shareholders'
      Investment for the
      years ended December 31, 1997,
      1996, and 1995.................    F-6
     Notes to Consolidated Financial
      Statements.....................    F-7
Financial Statement Schedule:
     Schedule II -- Valuation and
      Qualifying Accounts............   F-22

     All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GeoScience Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of GeoScience Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
February 18, 1998

                             GEOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Revenue..............................  $  94,451  $  90,896  $  61,590
Cost of revenue......................     60,566     57,134     35,452
                                       ---------  ---------  ---------
          Gross profit...............     33,885     33,762     26,138
                                       ---------  ---------  ---------
Expenses:
     Selling, general and
       administrative expense........     21,259     17,952     12,873
     Research and development
       expense.......................      7,902      6,707      6,876
     Interest expense................      2,442      1,374      1,888
     Interest and other income,
       net...........................     (1,252)      (938)    (1,300)
                                       ---------  ---------  ---------
                                          30,351     25,095     20,337
                                       ---------  ---------  ---------
          Income from continuing
             operations
             before income taxes.....      3,534      8,667      5,801
Provision for income taxes...........      1,096      2,687      1,818
                                       ---------  ---------  ---------
          Income from comtinuing
             operations..............      2,438      5,980      3,983
Discontinued operations:
     Loss from operations of
       CogniSeis, less applicable
       income tax benefits of $714,
       $1,039 and $2, respectively...     (1,588)    (2,313)        (4)
     Loss from operations of Syntron
       Pressure Controls less
       applicable income tax
       benefits .....................                             (435)
     Loss on disposal of Syntron
       Pressure Controls less
       applicable income tax
       benefits......................                             (144)
                                       ---------  ---------  ---------
          Net income.................  $     850  $   3,667  $   3,400
                                       =========  =========  =========
Earnings (loss) per common share:
     Continuing operations -- basic
       and diluted...................  $     .24  $     .63  $     .50
     Discontinued operations -- basic
       and diluted...................       (.16)      (.24)      (.07)
                                       ---------  ---------  ---------
     Net income -- basic and
       diluted.......................  $     .08  $     .39  $     .43
                                       =========  =========  =========
Weighted average common shares
  outstanding:
     Basic...........................     10,088      9,448      7,900
     Diluted.........................     10,109      9,451      7,900

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
ASSETS
Current assets:
     Cash and cash equivalents.......  $      799  $    1,306
     Receivables.....................      44,348      30,793
     Inventories.....................      54,940      45,845
     Other...........................       2,499       2,632
                                       ----------  ----------
          Total current assets.......     102,586      80,576
Property, plant and equipment........      25,440      25,093
Long-term receivables................      13,548       9,899
Other assets.........................       6,616       8,258
                                       ----------  ----------
          Total assets...............  $  148,190  $  123,826
                                       ==========  ==========
LIABILITIES
Current Liabilities:
     Notes payable and current
      maturities of long-term debt...  $   29,832  $   16,197
     Accounts payable................      12,689       9,542
     Unearned revenue................       1,831       3,232
     Taxes on income.................       4,210       2,813
     Payable to Tech-Sym
     Corporation.....................       9,823       5,126
     Other accrued liabilities.......       7,483       6,803
                                       ----------  ----------
          Total current
            liabilities..............      65,868      43,713
Long-term debt.......................       9,445       4,620
Other liabilities....................       1,110         689
                                       ----------  ----------
          Total liabilities..........      76,423      49,022
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' INVESTMENT
Common stock -- authorized 35,000,000
  shares, $0.01 par value; issued
  10,498,850 and 10,497,600 shares...         105         105
Additional capital...................      44,893      44,877
Accumulated earnings.................      33,447      32,597
Cumulative translation adjustments...        (364)        271
Common stock held in treasury, at
  cost (519,000 and 240,000
  shares)............................      (6,314)     (3,046)
                                       ----------  ----------
          Total shareholders'
             investment..............      71,767      74,804
                                       ----------  ----------
          Total liabilities and
             shareholders'
             investment..............  $  148,190  $  123,826
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                         1997        1996        1995
                                       ---------  ----------  ----------
Cash flows from operating activities:
     Net income......................  $     850  $    3,667  $    3,400
     Adjustments to reconcile net
       income to net cash provided by
       (used for) operating
       activities:
          Depreciation and
             amortization............      8,016       7,149       6,108
          Deferred income taxes......       (671)       (624)       (485)
     Change in operating assets and
       liabilities:
          Receivables................    (20,794)     (2,502)     (3,861)
          Inventories................     (9,141)    (12,929)    (15,694)
          Other current assets.......       (627)        200        (701)
          Long-term receivables......       (640)     (6,909)       (219)
          Other assets...............       (859)     (2,334)       (767)
          Accounts payable...........      3,541      (3,034)      4,058
          Unearned revenue...........      2,344      (2,665)      4,893
          Taxes on income............       (229)      2,331         128
          Other liabilities..........       (646)      2,233        (540)
          Payable to Tech-Sym........      1,747       1,639       4,005
                                       ---------  ----------  ----------
     Net cash (used for) provided by
       operating activities..........    (17,109)    (13,778)        325
                                       ---------  ----------  ----------
Cash flows from investing activities:
     Capital expenditures............     (9,552)     (7,649)     (9,820)
     Proceeds from sale of
       CogniSeis.....................      8,929
     Payments for acquisitions.......     (3,480)                 (4,078)
     Investment in joint ventures....       (435)
                                       ---------  ----------  ----------
     Net cash used for investing
       activities....................     (4,538)     (7,649)    (13,898)
                                       ---------  ----------  ----------
Cash flows from financing activities:
     Net borrowings from (payments
       to) Tech-Sym Corporation......      2,950     (20,067)      4,609
     Net borrowings under lines of
       credit agreements.............     10,376       5,100       3,641
     Proceeds from long-term debt....      3,492         103       7,284
     Payments on long-term debt......     (1,400)     (1,453)     (2,177)
     Sale of notes receivable with
       recourse......................      8,974
     Proceeds from issuance of common
       stock.........................                 40,428
     Proceeds from exercise of stock
       options.......................         16
     Purchase of treasury stock......     (3,268)     (3,046)
                                       ---------  ----------  ----------
     Net cash provided by financing
       activities....................     21,140      21,065      13,357
                                       ---------  ----------  ----------
Net decrease in cash and cash
  equivalents........................       (507)       (362)       (216)
     Cash and cash equivalents at
       beginning of period...........      1,306       1,668       1,884
                                       ---------  ----------  ----------
     Cash and cash equivalents at end
       of period.....................  $     799  $    1,306  $    1,668
                                       =========  ==========  ==========
Supplemental Cash Flow Information:
Cash Transactions:
     Interest paid to third parties..  $   2,804  $    1,226  $      535
                                       =========  ==========  ==========
     Income taxes paid to third
       parties, net..................  $   1,198  $      738  $       63
                                       =========  ==========  ==========
Non-Cash Transactions:
     Reduction in balance of notes
       receivable sold with
       recourse......................  $   2,482
                                       =========
     Note receivable, net, on sale of
       CogniSeis.....................  $   5,883
                                       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                        COMMON STOCK                                CUMULATIVE     TREASURY STOCK
                                       ---------------   ADDITIONAL   ACCUMULATED   TRANSLATION   ----------------
                                       SHARES   AMOUNT    CAPITAL      EARNINGS     ADJUSTMENTS   SHARES   AMOUNT      TOTAL
                                       ------   ------   ----------   -----------   -----------   ------   -------   ---------
Balance, December 31, 1994...........     100    $  1     $  4,553      $25,530        $(218)              $         $  29,866
Net income...........................                                     3,400                                          3,400
Currency translation adjustment......                                                      2                                 2
                                       ------   ------   ----------   -----------   -----------   ------   -------   ---------
Balance, December 31, 1995...........     100       1        4,553       28,930         (216)                           33,268
Net income...........................                                     3,667                                          3,667
Currency translation adjustment......                                                    487                               487
Issuance of GeoScience common
  stock..............................  10,398     104       40,324                                                      40,428
Acquisition of treasury shares.......                                                               240     (3,046)     (3,046)
                                       ------   ------   ----------   -----------   -----------   ------   -------   ---------
Balance, December 31, 1996...........  10,498     105       44,877       32,597          271        240     (3,046)     74,804
Net income...........................                                       850                                            850
Issuance of common stock for stock
  option.............................       1                   16                                                          16
Currency translation adjustment......                                                   (718)                             (718)
Currency translation adjustment
  associated with the sale of
  Cogniseis..........................                                                     83                                83
Acquisition of treasury shares.......                                                               279     (3,268)     (3,268)
                                       ------   ------   ----------   -----------   -----------   ------   -------   ---------
Balance, December 31, 1997...........  10,499    $105     $ 44,893      $33,447        $(364)       519    $(6,314)  $  71,767
                                       ======   ======   ==========   ===========   ===========   ======   =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     GeoScience Corporation (the "Company"), a majority-owned (79.16%) subsidiary of Tech-Sym Corporation ("Tech-Sym"), and its subsidiaries designs, develops and manufactures seismic data acquisition systems and related products and provides services for the oil and gas exploration and production industry.

     The Company was formed in March 1996 to effect the combination of certain wholly-owned subsidiaries of Tech-Sym: Syntron, Inc. and subsidiaries ("Syntron"); CogniSeis Development, Inc. and subsidiaries ("CogniSeis"); and Symtronix Corporation ("Symtronix"). The reorganization was accounted for as combination of entities under common control and, accordingly, the net assets of the Company were recorded at their historical cost basis at that time.

     As discussed in Note 3, the Company sold its geoscientific software subsidiary, CogniSeis, on October 14, 1997. CogniSeis is presented as a discontinued operation in these financial statements. The presentation of the discontinued operation includes segregation of the operating results of CogniSeis in the Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995 and the related income and expense footnotes. The net assets of the discontinued operation are not segregated at December 31, 1996 in the Consolidated Balance Sheet and related footnotes or in the Consolidated Statement of Cash Flows at December 31, 1996 and 1995.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries after the elimination of intercompany transactions. A 1997 minor investment in a Chinese joint venture over which the Company has significant influence, but not a controlling interest, is carried on the equity basis.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur. The Company's management believes that the estimates used in these financial statements are reasonable.

CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION:

     Revenue from the sale of equipment is recognized at the time of shipment unless significant future obligations remain. Where significant future obligations exist, revenue is not recognized until obligations have been satisfied or are no longer significant. Revenue from equipment operating leases, which has been historically insignificant, is recognized ratably over the contract period.

INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is determined principally using the first-in, first-out method.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEPRECIATION AND AMORTIZATION:

     Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Major renewals and betterments are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed. The costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and the resultant gain or loss is recognized at that time.

     Intangible assets are amortized using the straight-line method over 5 to 15 years. Amortization expense from continuing operations was $666,000, $1,231,000 and $770,000 in 1997, 1996 and 1995, respectively. Amortization expense related to the discontinued operation was $1,068,000, $1,345,000 and $549,000 in 1997, 1996 and 1995, respectively. Intangible assets of $4,941,000 and $6,853,000 at December 31, 1997 and 1996, respectively, are included in other long-term assets and are net of accumulated amortization of $3,541,000 and $7,840,000 at December 31, 1997 and 1996, respectively.

LONG-LIVED ASSETS:

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at December 31, 1997.

INCOME TAXES:

     The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. For the period January 1 through May 17, 1996 and for the year ended December 31, 1995, the Company was included in a consolidated U.S. Federal income tax return with Tech-Sym. The Company's 1996 provision for income taxes was based on a tax sharing arrangement with Tech-Sym and was not significantly different from that which would result from a separate consolidated return for the Company. For the year ended December 31, 1997, the Company will file a separate consolidated tax return.

     The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The Company has not recorded a deferred income tax liability for additional U.S. Federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries.

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

EARNINGS PER SHARE:

     In February 1997, Financial Accounting Standard No. 128 ("FAS 128") EARNINGS PER SHARE was issued. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted the pronouncement for the year ended December 31, 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of FAS 128. At December 31, 1997 and 1996 options to acquire 374,225 and 443,600 shares of common stock at weighted average exercise prices of $13.22 and $13.13, respectively, were not included in the computations of dilutive earnings per share because the options' exercise price was greater than the average market price of the common shares.

     The weighted average common shares outstanding was 7,900,000 for all periods presented prior to the Company's public offering in May 1996. The public offering increased the shares outstanding by 2,597,600 shares giving effect to the issuance of 10,497,600 shares of GeoScience common stock.

STOCK-BASED COMPENSATION:

     In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123") ACCOUNTING FOR STOCK-BASED COMPENSATION. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 125, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has provided in Note 10 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based methods prescribed by FAS 123 had been applied in measuring compensation expense.

TRANSFER OF FINANCIAL ASSETS:

     In 1997, the Company adopted Financial Accounting Standard No. 125 ("FAS 125") ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. During 1997, the Company sold $8,974,000 notes receivable to a financial institution. In accordance with FAS 125, the balance of the notes receivable at December 31, 1997, of $6,492,000 is reflected as a note receivable and a corresponding note payable to the financial institution because the Company is contingently liable for the collection of the notes receivable sold.

RECENT PRONOUNCEMENTS:

     In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 130 ("FAS 130") REPORTING COMPREHENSIVE INCOME. FAS 130 requires the adoption of its provisions for fiscal years beginning after December 15, 1997. The Company will adopt the statement in 1998. FAS 130 calls for disclosure of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements that constitute a full set of financial statements. Comprehensive income includes all changes in the equity of a business enterprise during a period except those resulting from investments by shareholders and distributions to shareholders. Such changes would include net income and the cumulative translation adjustment. The adoption of FAS 130 is not expected to have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131") DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION in June 1997. FAS 131 requires a business enterprise to determine segments based on the "management approach." The management approach means reporting segment information similar to the way management reviews operating results and makes management decisions regarding its various operating divisions. The requirements of this statement are effective for fiscal years beginning after December 15, 1997, with no interim application required in the initial year of application. The Company will adopt FAS 131 in 1998.

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- ACQUISITIONS

     On December 18, 1997, the Company's subsidiary, Syntron, acquired all of the outstanding shares of Innovative Transducers Inc. ("ITI") for $3,480,000 in cash. ITI manufactures and sells transducers and arrays used in connection with engineering applications and the acquisition of seismic data, and provides repair services with respect to such products. The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets approximated $3,500,000, which has been accounted for as an intangible asset and is being amortized over seven years using the straight-line method.

     The following table reflects unaudited pro forma combined results of the Company and ITI on the basis that the acquisition had taken place at the beginning of each year presented and includes the impact of certain adjustments such as intangible amortization, interest expense and the related income tax effects thereof (in thousands, except per share amounts):

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                           (UNAUDITED)
Revenue..............................  $  95,532  $  92,306
Net income from continuing operations      1,160      5,330
Net income per common share from
  continuing operations:
     Basic and diluted...............  $     .11  $     .56

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1997 or of the future operations of the combined companies under the ownership and management of the Company.

NOTE 3 -- DISCONTINUED OPERATIONS

     In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CognSeis Development, Inc. Accordingly, the Consolidated Statement of Income of the Company has been reclassified for all periods presented to report separately the results of the discontinued operation through June 30, 1997 (the "measurement date").

     On October 14, 1997 (the "disposal date"), the Company sold CogniSeis for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the agreement, plus a note receivable. The total amount of the note receivable due to the Company equals approximately $12,000,000 and is due in full by December 30, 2003. The note receivable may be adjusted downward pursuant to certain provisions of the sale agreement within a one year period. The payment stream of the note receivable is based on sales of certain CogniSeis developed software. The sale agreement also has a provision for early payout of the note receivable as follows: $8,500,000 if paid within 90 days of the closing date; $9,000,000 if paid between 90 and 180 days of the closing date; $9,500,000 if paid between 180 and 270 days of the closing date; and $10,000,000 if paid between 270 days and one year of the closing date.

     The results of the discontinued operation from the measurement date through the disposal date, which were insignificant, as well as the expected gain on the sale, have been deferred at December 31, 1997 until estimates regarding certain provisions of the sale agreement can be made with reasonable certainty. The estimated range of the expected gain is $0-$3,000,000. The note receivable, net of an allowance, of $5,883,000 related to the sale of CogniSeis is included in long-term notes receivable at December 31, 1997.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information for CogniSeis through the measurement date is as follows (in thousands except per share data):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Revenue..............................  $  11,398  $  22,858  $  22,635
Loss before provision for income
taxes................................      2,302      3,352          6
Loss from the discontinued operation,
  net of income taxes................      1,588      2,313          4
Loss per common share from the
  discontinued operation:
     Basic and diluted...............  $     .16  $     .24

     In 1995, the Company sold substantially all the operating assets of Syntron Pressure Controls to an unrelated party for $1,270,000 in cash and the right to receive future royalties. The royalties have not been nor are expected to be significant to the Company in the future. Revenue from this operation in 1995 was $1,472,000.

NOTE 4 -- RECEIVABLES AND LONG-TERM NOTES RECEIVABLE

     Receivables at December 31, 1997 and 1996 include trade accounts and the current portion of long-term notes receivable of $7,653,000 and $7,240,000, respectively, and are net of reserves for doubtful accounts of $895,000 and $1,331,000, respectively. Included in the December 31, 1996 reserve for doubtful accounts is $537,000 related to CogniSeis.

     The long-term portion of notes receivable on seismic equipment sales are net of reserves for doubtful accounts of $117,000 and $66,000 at December 31, 1997 and 1996, respectively. Long-term notes receivable on seismic equipment sales bear interest at rates between 6.72%-13% and are due to the Company in monthly installments through October 1999. These long-term notes receivable are generally secured by equipment sold. The current and long-term portion of notes receivable includes $3,471,000 and $3,021,000, respectively, sold to a financial institution with recourse at December 31, 1997 (Notes 1 and 13).

NOTE 5 -- INVENTORIES

     Inventories which consist principally of electronic components are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Raw materials........................  $  14,958  $  12,669
Work in process......................     16,154     16,292
Finished goods.......................     25,209     18,138
                                       ---------  ---------
                                          56,321     47,099
Less reserve for obsolescence........     (1,381)    (1,254)
                                       ---------  ---------
                                       $  54,940  $  45,845
                                       =========  =========

     At December 31, 1997 and 1996, inventories included $12,026,000 and $9,408,000, respectively, of electronic components related to the land and transition zone seismic data acquisition system product line, PolySeis ATS(TM). The Company, together with members of a consortium completed commercial development of this product line in late 1995. This product uses the technology of radio and/or wireline telemetry which is specifically adaptive to the unique requirements of the land and transition zone market. Management believes this product is in the early stage of its life cycle and certain risks of market acceptance exist.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company has recently experienced limited leasing activity of this product and believes the demand for this product will significantly increase and the related inventory will be sold in the normal course of business. Also included in finished goods inventories reflected above are components on loan to customers of $1,034,000 and $2,304,000 at December 31, 1997 and 1996,
respectively.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized as follows (dollars in thousands):

                                                        DECEMBER 31,
                                        ESTIMATED   --------------------
                                          LIVES       1997       1996
                                        ---------   ---------  ---------
At cost:
     Land, buildings and
     improvements....................    10-35      $   9,120  $   8,381
     Machinery and equipment.........     3-12         24,585     29,321
     Lease units.....................     1- 3          7,303      6,349
                                                    ---------  ---------
                                                       41,008     44,051
Less accumulated depreciation........                 (15,568)   (18,958)
                                                    ---------  ---------
                                                    $  25,440  $  25,093
                                                    =========  =========

     Lease units represent systems at customer sites under operating leases. Such units are depreciated over the term of the lease. Accumulated depreciation on lease units reflected above totaled $2,718,000 and $2,082,000 as of December 31, 1997 and 1996, respectively.

     Depreciation expense from continuing operations was $5,389,000, $4,023,000 and $3,804,000 for 1997, 1996 and 1995, respectively. Depreciation expense related to the discontinued operation was $893,000, $1,083,000 and $1,455,000 for 1997, 1996 and 1995, respectively.

NOTE 7 -- NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1997, the Company had short-term line of credit facilities aggregating approximately $30,361,000. Borrowings under these lines may be made in such amounts and at such maturities and interest rates as are offered by the banks and accepted by the Company at the time of each borrowing. The lines of credit contain certain restrictive covenants including limitations on asset sales, limitations on indebtedness, limitations on investments and certain financial covenants and ratios. At December 31, 1997 and 1996, borrowings under lines of credit were $25,139,000 and $15,263,000, respectively, and $5,222,000 was available for additional short-term borrowings at December 31, 1997. These borrowings were at a weighted average interest rate of 7.6% and 8.2% at December 31, 1997 and 1996. Included in the amounts outstanding at December 31, 1997 and 1996 are $24,928,000 and $9,705,000, respectively, which are guaranteed by Tech-Sym at 75.3%.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of long-term debt are summarized as followings (dollars in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Other obligations:
     Term loan, unsecured at 5.30%, due
       in semi-annual installments
       maturing in 2000.................  $   1,783  $   2,501
Other notes:
     Real estate mortgage notes, due in
       monthly installments with
       interest at 8.15% to 9.9%
       maturity at various dates through
       2012.............................      2,597      1,727
     Notes secured by equipment, due in
       monthly installments with
       interest at 4.7% to 11.0%
       maturing at various dates through
       2002.............................      3,197      1,176
     Notes sold to a financial
       institution with recourse, due in
       quarterly installments with
       interest at 6.72% maturing in
       1999.............................      5,848
     Notes sold to a financial
       institution with recourse, due in
       monthly installments with
       interest at prime plus 2.5%
       maturing in 1998.................        644
     Other..............................         69        150
                                          ---------  ---------
                                             14,138      5,554
Less current maturities.................     (4,693)      (934)
                                          ---------  ---------
                                          $   9,445  $   4,620
                                          =========  =========

     Future maturities of long-term debt are $4,693,000 in 1998, $4,276,000 in 1999, $2,148,000 in 2000, $972,000 in 2001, $657,000 in 2002 and $1,392,000
thereafter.

     At December 31, 1997, $2,994,000 of machinery and equipment and $3,785,000 of land, buildings and improvements were pledged as collateral to secure various long-term debt obligations. The term loan is denominated in Singapore Dollars and is guaranteed by Tech-Sym under a letter of credit.

NOTE 8 -- INCOME TAXES

     The components of income (loss) before income taxes were as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Continuing operations:
     Domestic........................  $    (504) $   7,567  $   4,757
     Foreign.........................      4,038      1,100      1,044
                                       ---------  ---------  ---------
                                           3,534      8,667      5,801
Discontinued operations:
     Domestic........................     (2,302)    (3,352)      (897)
                                       ---------  ---------  ---------
                                       $   1,232  $   5,315  $   4,904
                                       =========  =========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Current tax expense:
     U.S. Federal....................  $     448  $   1,513  $   1,516
     State and local.................         35        103        186
     Foreign.........................        570        656        287
                                       ---------  ---------  ---------
          Total current..............      1,053      2,272      1,989
                                       ---------  ---------  ---------
Deferred tax expense:
     U.S. Federal....................     (1,416)       (26)      (669)
     Foreign.........................        745       (598)       184
                                       ---------  ---------  ---------
          Total deferred.............       (671)      (624)      (485)
                                       ---------  ---------  ---------
          Total provision............  $     382  $   1,648  $   1,504
                                       =========  =========  =========

     The total provision for (benefit from) income taxes is as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Continuing operations................  $   1,096  $   2,687  $   1,818
Discontinued operations:
     Loss from operations............       (714)    (1,039)      (236)
     Loss on disposal................                              (78)
                                       ---------  ---------  ---------
                                       $     382  $   1,648  $   1,504
                                       =========  =========  =========

     The income tax expense for 1997, 1996 and 1995 resulted in effective tax rates of 31.0%, 31.0% and 30.7%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal taxes on income at statutory
rates................................  $     431  $   1,860  $   1,716
State income taxes, net..............         23         67        121
Foreign Sales Corporation benefit....       (273)      (651)      (305)
Research and development tax
  credits............................       (114)       (33)        23
Foreign tax expense, net.............        (98)      (327)      (229)
Nondeductible amortization...........        202        352         98
Other, net...........................        211        380         80
                                       ---------  ---------  ---------
     Total provision.................  $     382  $   1,648  $   1,504
                                       =========  =========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax liabilities (assets) at December 31, 1997 and 1996 are comprised of the following (in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Deferred tax liabilities:
     Depreciation.......................  $   1,378  $     461
     Software development costs.........                   323
     Intangible amortization............                   402
     Other..............................        101        101
                                          ---------  ---------
          Gross deferred tax
             liabilities................      1,479      1,287
                                          ---------  ---------
Deferred tax assets:
     Compensated absence accruals.......                  (110)
     Inventory accounting and valuation
       allowance........................     (1,158)      (737)
     Net operating loss carryforwards...                  (640)
     Receivable valuation allowances....       (326)      (464)
     Warranty accrual...................       (175)      (104)
     Accrual for self insurance.........        (99)      (109)
     Intangible amortization............       (417)
     Research and development tax
       credit...........................       (579)      (979)
     Installment income on sale of
       CogniSeis........................     (1,272)
     Other..............................        (93)      (163)
                                          ---------  ---------
          Gross deferred tax assets.....     (4,119)    (3,306)
                                          ---------  ---------
     Deferred tax asset valuation
       allowance........................        579        579
                                          ---------  ---------
                                          $  (2,061) $  (1,440)
                                          =========  =========

     A deferred tax asset valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Such assets relate to research and development tax credits which are expected to expire unused.

     Net operating loss carryforwards of $1,505,000, incurred by the Company's foreign subsidiaries, were fully utilized during 1997.

     Deferred tax assets of $1,759,000 and $1,533,000 were included in other current assets at December 31, 1997 and 1996, respectively. Deferred tax assets of $302,000 were included in other noncurrent assets at December 31, 1997. Deferred tax liabilities of $93,000 were included in other long-term liabilities at December 31, 1996.

NOTE 9 -- SHAREHOLDERS' INVESTMENT

     The Company's Board of Directors (the "Board") has authorized the Company to repurchase shares of its common stock through open market purchases or privately negotiated transactions. Since 1996, the Company has repurchased an aggregate of 519,000 shares. The shares are held by the Company and accounted for using the treasury stock method. The Company is authorized to purchase up to 281,000 additional shares.

NOTE 10 -- EQUITY INCENTIVE PLAN

     The Company's 1996 Equity Incentive Plan (the "Plan") covers 1,500,000 shares of common stock and permits the granting of any or all of the following types of awards: stock appreciation rights, stock

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

options, resticted stock, dividend equivalents, performance units, automatic Director options, phantom shares, limited stock appreciation rights, bonus stock and cash tax rights. These types of awards are available to key employees of the Company. Members of the Board of Directors who are not employees of the Company are eligible to receive stock options and automatic Director options only. Shares granted and subsequently cancelled are available for future grants.

     Options covering a total of 745,400 shares have been granted to key employees of the Company, Tech-Sym, and affiliates under the Plan. Each such option has an exercise price of 100% of the fair market value on the date of grant and has a term of ten years. The options are exercisable 25% after one year, with an additional 25% exercisable each year thereafter. At December 31, 1997, options to employees under the Plan covering 61,681 shares were exercisable at a weighted average exercise price of $12.75. At December 31, 1996, no options to employees under the Plan were exercisable.

     The Plan provides for the grant of stock options to nonemployee directors of the Company and Tech-Sym (the "Nonemployee Director Options"). The Plan provides that newly elected GeoScience Nonemployee Directors will automatically receive options covering 10,000 shares at the time of his or her election and that each GeoScience Nonemployee Director will automatically receive options covering 2,000 shares each year at the time of his or her reelection to the Board. Nonemployee Director Options covering a total of 123,000 shares have been granted under the Plan. These options have a ten-year life and are exercisable in full after six months. At December 31, 1997 and 1996, Nonemployee Director Options under the Plan covering a total of 118,000 and 45,000 shares were exercisable at weighted average exercise prices of $14.02 and $17.55, respectively.

     Using the Black-Scholes model, the weighted average fair value at date of grant for options granted during 1997 and 1996 were $6.35 and $7.43 per share, respectively. The fair value of options at date of grant was estimated using the following weighted average assumptions:

                                              1997          1996
                                           ----------    ----------
Expected Life...........................   6.7 years     6.5 years
Interest Rate...........................     6.09%         6.58%
Volatility..............................      54%           51%
Dividend Yield..........................       0%            0%

     Stock based compensation costs would have reduced pretax income by $566,000 in 1997 ($368,000 after tax and $.03 per share) and $714,000 in 1996 ($464,000 after tax and $.05 per share) if the fair value of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

     Changes in outstanding options under the Plan during 1996 and 1997 were as follows:

                                         NUMBER
                                           OF        EXERCISE PRICE     WEIGHTED AVERAGE
                                         SHARES         PER SHARE        PRICE PER SHARE
                                        --------    -----------------   -----------------
Granted..............................    481,300     $12.00 - 17.55          $ 13.15
Canceled.............................    (37,700)     12.75 - 17.55            13.39
                                        --------    -----------------       --------
Outstanding, December 31, 1996.......    443,600      12.00 - 17.55            13.13
Granted..............................    387,100      9.375 - 13.00            10.42
Canceled.............................    (92,625)     9.375 - 17.55            12.52
Exercised............................     (1,250)         12.75                12.75
                                        --------    -----------------       --------
Outstanding, December 31, 1997.......    736,825     $9.375 - 17.55          $ 11.78
                                        ========    =================       ========

     There were 761,925 shares available for grant under the plan at December 31, 1997.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:

                                                OPTIONS OUTSTANDING
                                        ------------------------------------    OPTIONS EXERCISABLE
                                                     WEIGHTED                   --------------------
                                                     AVERAGE       WEIGHTED                WEIGHTED
                                                    REMAINING       AVERAGE                 AVERAGE
              RANGE OF                             CONTRACTUAL     EXERCISE                EXERCISE
           EXERCISE PRICES              SHARES         LIFE          PRICE      SHARES       PRICE
-------------------------------------   -------    ------------    ---------    -------    ---------
$9.375 to $14.06.....................   691,825        9.14         $ 11.41     134,681     $ 12.26
$14.07 to $17.55.....................    45,000        8.50           17.55      45,000       17.55
                                        -------                                 -------
$9.375 to $17.55.....................   736,825        9.10         $ 11.78     179,681     $ 13.58
                                        =======                                 =======

NOTE 11 -- BENEFIT PLANS

     The Company maintains a defined contribution retirement plan covering substantially all employees in the United States. The annual Company contributions to the plan from continuing operations were $400,000 for 1997, $328,000 for 1996 and $360,000 for 1995. The discontinued operation's contributions to the plan were $185,000, $230,000 and $0 for 1997, 1996 and 1995, respectively. The Company's policy is to fund these retirement costs concurrently.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Tech-Sym provides management, financial and legal services to the Company and charges the Company a fee for such services in accordance with a Corporate Services Agreement. These fees represent reimbursements to Tech-Sym for corporate management and administrative services as well as charges for third-party services. Direct costs incurred by Tech-Sym on behalf of the Company are charged to the Company as incurred, and indirect costs incurred by Tech-Sym are allocated to the Company based on payroll costs, operating revenue, tangible capital assets and inventory of the Company relative to Tech-Sym and its subsidiaries in the aggregate. Management believes that the fees charged and costs allocated to the Company by Tech-Sym are reasonable.

     In addition, the Company had outstanding indebtedness to Tech-Sym and was charged interest on the indebtedness of $738,000, $1,040,000 and $1,338,000 for 1997, 1996 and 1995, respectively, on the outstanding balances pursuant to the Intercompany Credit Agreement. Interest was charged at a rate of 8.5% per annum in 1997 and 8% per annum in 1996 and 1995 which was the same rate charged under the Company's short-term lines of credit. Interest accrued on indebtedness to Tech-Sym is included in the payable to Tech-Sym. The borrowings from Tech-Sym are due on demand.

     The following table presents changes in the payable to Tech-Sym for years 1997, 1996 and 1995 (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         1997        1996       1995
                                       ---------  ----------  ---------
Beginning balance....................  $   5,126  $   23,554  $  14,940
Income tax allocations...............                 (1,213)     1,337
Management, financial and legal
services.............................      1,748       1,812      1,274
Interest charges.....................        738       1,040      1,338
Payments on interest and services....       (752)
Net borrowings (payments)............      2,950     (20,067)     4,609
Other................................         13                     56
                                       ---------  ----------  ---------
Ending balance.......................  $   9,823  $    5,126  $  23,554
                                       =========  ==========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average noninterest bearing borrowings from Tech-Sym outstanding during 1997, 1996 and 1995 were $387,000, $1,517,000 and $2,842,000, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, receivables and long-term receivables. The Company places its cash and cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Credit risk with respect to receivables and long-term receivables is concentrated in large domestic and foreign oil and gas exploration companies and a distributor located in China. The Company performs periodic evaluations of the relative credit standing of these companies and generally tries to limit the amount of exposure with any company. Approximately 21% of receivables are with a foreign oil and gas exploration company located in Russia and a distributor located in China.

FINANCIAL INSTRUMENTS

     The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes nor does it hold interest rate, leveraged or other types of derivative financial instruments.

     Fair values for financial instruments are based on quoted market prices. The amounts ultimately realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments. Fair values of cash and cash equivalents, receivables, long-term receivables, notes payable, accounts payable, other accrued liabilities, and long-term debt reflected in the December 31, 1997 and 1996 balance sheet approximate carrying value at that date.

LEASE COMMITMENTS

     The Company leases manufacturing and other facilities and equipment under certain long-term agreements which expire at various dates through 2020. Total rentals charged to operations under such operating leases for 1997, 1996 and 1995 were $697,000, $713,000 and $1,647,000, respectively.

     Future minimum rental commitments under noncancelable operating leases in effect at December 31, 1997 totaled $3,554,000 and are payable as follows:
1998 -- $460,000; 1999 -- $451,000; 2000 -- $451,000; 2001 -- $391,000;
2002 -- $337,000 and $1,464,000 thereafter.

LITIGATION

     In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

OTHER COMMITMENTS AND CONTINGENCIES

     In accordance with the provisions of a note purchase agreement with a financial institution, the Company has the ability to sell up to $15,000,000 of eligible notes receivable. At December 31, 1997, the Company is contingently liable (in the event of customer default or covenant violations) for notes receivable sold to the financial institution of $6,492,000. During 1997, the Company sold $8,974,000 of notes receivable to the financial institution under this arrangement.

     In the ordinary course of business, the Company pays royalties on a percentage of the net sales of certain products in connection with assignments to the Comapny of all intellectual property rights with respect to such products. Generally these royalties are payable until the Company is no longer using the

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

intellectual property rights. Royalty expense from continuing operations aggregated $1,352,000, $2,104,000 and $1,464,000 in 1997, 1996 and 1995,
respectively. Royalty expense related to the discontinued operation was $368,000, $47,000 and $0 in 1997, 1996 and 1995, respectively.

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

NOTE 14 -- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     The Company operates predominantly in one industry segment which includes the design, development and manufacture of seismic data acquisition systems and related products and provides services for the oil and gas exploration and production industry.

     The Company's areas of operation outside the United States principally include Europe and Asia. Sales between geographic regions are accounted for at prices intended to yield a reasonable return to the selling affiliate. The Company's geographic information from continuing operations is as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                          1997        1996       1995
                                       ----------  ----------  ---------
Revenue from unaffiliated customers:
     United States...................  $   79,781  $   80,660  $  46,520
     Europe..........................       9,063       5,494      9,311
     Asia............................       4,945       4,419      5,458
     Other foreign...................         662         323        301
                                       ----------  ----------  ---------
          Total......................  $   94,451  $   90,896  $  61,590
                                       ==========  ==========  =========
Sales or transfers between geographic
  areas:
     Unites States...................  $    5,806  $    7,991  $   2,979
     Europe..........................       4,582       8,950        741
     Asia............................       2,452       1,942        180
                                       ----------  ----------  ---------
          Total......................  $   12,840  $   18,883  $   3,900
                                       ==========  ==========  =========
Net income from continuing
  operations:
     United States...................  $       95  $    4,421  $   3,033
     Europe..........................       1,090         916        445
     Asia............................       1,121         592        472
     Other foreign...................         132          51         33
                                       ----------  ----------  ---------
          Total......................  $    2,438  $    5,980  $   3,983
                                       ==========  ==========  =========
Identifiable assets at end of year:
     United States...................  $  129,809  $  104,396  $  84,942
     Europe..........................      11,353       8,813      6,235
     Asia............................       6,163       6,357      5,487
     Other foreign...................         865       4,260      2,226
                                       ----------  ----------  ---------
          Total......................  $  148,190  $  123,826  $  98,890
                                       ==========  ==========  =========

     Net income from continuing operations includes all costs and expenses directly related to the geographic area. Identifiable assets of geographic areas are those assets related to the Company's operations in each area and include the identifiable assets of the discontinued operations at December 31, 1996 and

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1995. The Company's investment in consolidated foreign subsidiaries at December 31, 1997, 1996 and 1995 approximated $9,025,000, $5,563,000 and $4,408,000, respectively.

     Total export revenue consisting of sales from the Company's U.S. operating subsidiaries by geographic area are as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
Europe..................................  $  38,249  $  42,593  $  18,311
Asia....................................     12,704      3,888     10,847
Other...................................      6,646      5,573      3,145
                                          ---------  ---------  ---------
     Total..............................  $  57,599  $  52,054  $  32,303
                                          =========  =========  =========

     Foreign currency transaction gains and losses included in the Consolidated Statement of Income were immaterial in fiscal 1997, 1996 and 1995.

     A relatively small number of customers have accounted for a large portion of the Company's revenue. The Company's largest customers in 1997, 1996 and 1995 accounted for 52%, 44% and 33% of total revenue, respectively. Customers accounting for 10% or more of total revenue during 1997, 1996 and 1995 are as follows:

                                             1997         1996         1995
                                          -----------  -----------  -----------
Customer A..............................      29%          16%          21%
Customer B..............................      11           15           12
Customer C..............................                   13
Customer D..............................      12

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for the years 1997 and 1996 (in thousands except per share amounts):

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                        DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                        ------------    -------------    --------    --------
1997:
  Revenue............................     $ 29,636         $18,163       $ 23,322    $23,330
  Gross profit.......................       10,281           5,584         10,014      8,006
  Net income from continuing
     operations......................        2,337          (1,434)         1,111        424
  Loss from discontinued operation...                                        (946)      (642)
  Net income (loss)..................        2,337          (1,434)           165       (218)
  Earnings (loss) per common
     share:..........................
       Continuing operations-Basic
          and diluted................     $    .23         $  (.14)      $    .11    $   .04
       Discontinued operation-Basic
          and diluted................                                        (.09)      (.06)
       Net income-Basic and
          diluted....................          .23            (.14)           .02       (.02)

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                        DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                        ------------    -------------    --------    --------
1996:
  Revenue............................     $ 24,019         $28,008       $ 19,996    $18,873
  Gross profit.......................        8,459           9,398          8,132      7,773
  Net income from continuing
     operations......................        1,745           1,865          1,365      1,005
  Income (loss) from discontinued
     operation.......................          182            (727)        (1,137)      (631)
  Net income.........................        1,927           1,138            228        374
  Earnings (loss) per common share:
       Continuing operations-Basic
          and diluted................     $    .17         $   .18       $    .15    $   .13
       Discontinued operation-Basic
          and diluted................          .02            (.07)          (.12)      (.08)
       Net income-Basic and
          diluted....................          .19             .11            .03        .05

     Earnings per common share are computed for each of the quarters presented and therefore may not sum to the totals for the year.

                    GEOSCIENCE CORPORATION AND SUBSIDIARIES
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (SCHEDULE II)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                    CHARGED                              CHARGED
                                        BALANCE    TO COSTS                             TO COSTS
                                          AT          AND                    BALANCE       AND                    BALANCE
                                       BEGINNING   EXPENSES    DEDUCTIONS     AT END    EXPENSES    DEDUCTIONS     AT END
             DESCRIPTION                OF 1995      1995         1995       OF 1995      1996         1996       OF 1996
-------------------------------------  ---------   ---------   -----------   --------   ---------   -----------   --------
GEOSCIENCE CORPORATION AND
  CONSOLIDATED SUBSIDIARIES
Reserves deducted from assets:
    Current receivables                  $ 504      $   602       $ 777        $329      $   591      $   126      $  794
    Long-term receivables                  246          160                     406                       340          66
                                       ---------   ---------   -----------   --------   ---------   -----------   --------
                                         $ 750      $   762       $ 777        $735      $   591      $   466      $  860
                                       =========   =========   ===========   ========   =========   ===========   ========

                                        CHARGED
                                       TO COSTS
                                          AND                    BALANCE
                                       EXPENSES    DEDUCTIONS     AT END
             DESCRIPTION                 1997         1997       OF 1997
-------------------------------------  ---------   -----------   --------
GEOSCIENCE CORPORATION AND
  CONSOLIDATED SUBSIDIARIES
Reserves deducted from assets:
    Current receivables                  $ 227        $ 126       $  895
    Long-term receivables                   51                       117
                                       ---------   -----------   --------
                                         $ 278        $ 126       $1,012
                                       =========   ===========   ========

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                 DESCRIPTION OF EXHIBITS
 ------                 -----------------------
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

  3.2* -- Bylaws of GeoScience Corporation (Exhibit 3.2 to Registrant's
          Registration Statement (No. 333-2986) on Form S-1, as amended).

  4.1* -- Specimen Common Stock Certificate (Exhibit 4.2 to Registrant's
          Registration Statement (No. 333-2986) on Form S-1, as amended).

 10.1* -- Amended and Restated 1996 Equity Incentive Plan (Exhibit 10 (b) to
          Registrant's Quarterly Report for the quarterly period ended June 30, 1997 (No. 0-28922)

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

 10.7* -- Loan Agreement dated December 6, 1996 between Registrant and Wells
          Fargo Bank (Texas) N.A. (Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.8  -- First Amendment dated April 30, 1997 to Loan Agreement dated
          December 6, 1996 between Registrant and Wells Fargo Bank (Texas) N.A.

 10.9 -- Second Amendment dated December 10, 1997 to Loan Agreement dated December 6, 1996 between Registrant and Wells Fargo Bank (Texas) N.A.

 10.10*-- Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.11 -- First Amendment dated April 30, 1997 to Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A.

 10.12 -- Second Amendment dated December 10, 1997 to Amended and Restated
          Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A.

 10.13*-- Form of Nonemployee Director Stock Option Agreement (Exhibit
          10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.14*-- Termination Agreement dated August 15, 1996, between Tech-Sym
          Corporation and Bruce H. Nelson. (Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

 10.15*-- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and J. Rankin Tippins. (Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.16* -- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and Ray F. Thompson. (Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.17* -- Termination Agreement dated May 1, 1991 between Tech-Sym
          Corporation and Richard F. Miles. (Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.18* -- First Amendment dated June 21, 1994 to Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Richard F. Miles. (Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.19* -- Stock Purchase Agreement dated September 5, 1997, by and among the Registrant, Paradigm Geophysical Corporation and Paradigm Geophysical Ltd. (Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 14, 1997 (No. 0-28422)).

10.20* -- Executive Retirement Agreement, as amended and restated, dated
          April 30, 1992 between Tech-Sym Corporation and Wendell W. Gamel. (Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.21* -- Executive Retirement Agreement, as amended and restated, dated April
          30, 1992 for Ray F. Thompson. (Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.22* -- Executive Retirement Agreement, as amended and restated, dated April
          30, 1992 between Tech-Sym Corporation and J. Rankin Tippins. (Exhibit
          10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

10.23* -- Executive Retirement Agreement dated April 26, 1994 between Tech-Sym
          Corporation and Richard F. Miles. (Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).

21     -- Subsidiaries of GeoScience.

23     -- Consent of Independent Accountants.

24     -- Power of Attorney.

27     -- Financial Data Schedule.

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.