Form 10-Q
period 1998-03-31
GEOSCIENCE CORP
filed 1998-05-13
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 780-1881

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                               OUTSTANDING AT APRIL 30, 1998
----------------------------                   -----------------------------
Common Stock, $.01 par value                              9,979,975

                                                                       Form 10-Q

GEOSCIENCE CORPORATION
                                      INDEX

                                                                        PAGE NO.

Part I.  Financial Information:

  Item 1.  Financial Information

     Consolidated Balance Sheet March 31, 1998 (unaudited)
         and December 31, 1997 .............................................  1

     Consolidated Statement of Income and Accumulated Earnings for
         the Quarter Ended March 31, 1998 and 1997 (unaudited) .............  2

     Consolidated Statement of Cash Flows for the Quarter Ended
         March 31, 1998 and 1997 (unaudited) ...............................  3

     Consolidated Statement of Changes in Shareholders' Investment for
         the Quarter Ended March 31, 1998 and 1997 (unaudited) .............  4

     Notes to Consolidated Financial Statements ............................  5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 6-7

Part II.  Other Information: ...............................................  8

Signatures .................................................................  8

Page 1                                                                 Form 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GEOSCIENCE CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                      March 31, 1998     December 31, 1997
                                                                    --------------------------------------
                                                                        (unaudited)
                                                                    --------------------------------------
ASSETS
      Current assets:
        Cash and cash equivalents                                              $3,176              $799
        Receivables                                                            40,059            44,348
        Inventories                                                            54,850            54,940
        Other                                                                   3,267             2,499
                                                                    -----------------------------------
                  Total current assets                                        101,352           102,586
      Property, plant and equipment, net                                       26,096            25,440
      Long-term receivables                                                    11,902            13,548
      Other assets                                                              6,452             6,616
                                                                    -----------------------------------
                  Total
                  assets                                                     $145,802          $148,190
                                                                    ===================================
LIABILITIES
      Current liabilities:
        Notes payable and current
              maturities of long-term debt                                    $25,607           $29,832
        Accounts payable                                                       11,393            12,689
        Unearned revenue                                                        1,864             1,831
        Taxes on income                                                         4,818             4,210
        Payable to Tech-Sym Corporation                                         8,468             9,823
        Other accrued liabilities                                               8,951             7,483
                                                                    -----------------------------------
                  Total current liabilities                                    61,101            65,868
      Long-term debt                                                            9,294             9,445
      Other liabilities                                                         1,120             1,110
                                                                    -----------------------------------
                  Total liabilities                                            71,515            76,423

SHAREHOLDERS' INVESTMENT
      Common stock - authorized 35,000,000 shares,
        $.01 par value; issued 10,498,850 shares                                  105               105
      Additional capital                                                       44,893            44,893
      Accumulated earnings                                                     35,765            33,447
      Common stock held in treasury,
        at cost (519,000 shares)                                               (6,314)           (6,314)
      Accumulated other comprehensive loss                                       (162)             (364)
                                                                    -------------------------------------
                  Total shareholders' investment                               74,287            71,767
                                                                    -------------------------------------
                   Total liabilities and shareholders' investment            $145,802          $148,190
                                                                    =====================================

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       For the Quarter
                                                                       Ended March 31,
                                                              -----------------------------------
                                                                   1998               1997
                                                                         (unaudited)
                                                              -----------------------------------
Revenue                                                               $33,311             $23,330

Cost of revenue                                                        20,051              15,324
                                                              -----------------------------------
        Gross profit                                                   13,260               8,006

Selling, general and administrative expenses                            7,393               5,396
Research and development expense                                        1,901               1,713
Interest expense                                                          755                 413
Interest and other income, net                                          (148)                (131)
                                                              -----------------------------------
Income from continuing operations before income taxes                   3,359                 615
Provision for income taxes                                              1,041                 191
                                                              -----------------------------------
        Income from continuing operations                               2,318                 424

Discontinued operation
        Loss from operations of CogniSeis net of applicable
           income tax benefits of $289                                                       (642)
                                                              -----------------------------------
           Net income (loss)                                           $2,318               ($218)
                                                              -----------------------------------
Accumulated earnings
        Beginning of period                                            33,447              32,597
                                                              -----------------------------------
        End of period                                                 $35,765             $32,379
                                                              ===================================
Earnings (loss) per common share - basic and diluted

        Continuing operations                                           $0.23               $0.04
        Discontinued operation                                                              (0.06)
                                                              -----------------------------------
           Net income (loss)                                            $0.23              ($0.02)
                                                              ===================================
Average shares outstanding
        Basic                                                           9,980              10,225
        Diluted                                                         9,995              10,237

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                                          For the Quarter
                                                                          Ended March 31,
                                                                ------------------------------------
                                                                     1998                  1997
                                                                              (unaudited)
                                                                ------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                     $2,318                ($218)
   Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
       Depreciation and amortization                                      2,498                1,793
   Change in operating assets and liabilities:
       Receivables                                                        4,175               (2,666)
       Inventories                                                           90               (1,957)
       Other current assets                                                (768)                (442)
       Long-term receivables                                                910               (1,122)
       Other assets                                                        (357)                 (22)
       Accounts payable                                                  (1,296)               1,076
       Unearned revenue                                                      33                  722
       Taxes on income                                                      608               (1,606)
       Other liabilities                                                  1,680               (1,661)
       Payable to Tech-Sym                                                  605                  218
                                                                ------------------------------------
   Net cash provided by (used for) operating activities                  10,496               (5,885)
                                                                ------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                  (2,633)              (1,846)
                                                                ------------------------------------
   Net cash used for investing activities                                (2,633)              (1,846)
                                                                ------------------------------------
Cash flows from financing activities:
   Net (payments) borrowings from Tech-Sym Corporation                   (1,960)                 890
   Net (payments) borrowings under line of credit agreements             (4,258)                 423
   Proceeds from long-term debt                                             856                   15
   Payments on long-term debt                                              (124)                (142)
   Purchase of treasury stock                                                                 (1,445)
   Proceeds from sale of notes receivable                                                      7,848
                                                                ------------------------------------
   Net cash (used for) provided by financing activities                  (5,486)               7,589
                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                      2,377                 (142)
   Cash and cash equivalents at beginning of period                         799                1,306
                                                                ------------------------------------
   Cash and cash equivalents at end of period                            $3,176               $1,164
                                                                ====================================
Non cash transactions:
   Reduction in balance of notes receivable sold with recourse             $850

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
(UNAUDITED)

(IN THOUSANDS)

                                                                                        Accumulated
                                                                                           Other                          Total
                                            Common Stock     Additional   Accumulated   Comprehensive  Treasury Stock  Shareholders'
                                           Shares   Amount     Capital      Earnings    Income (Loss)  Shares  Amount   Investment
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1997              10,499      $105     $44,893       $33,447       ($364)        519  ($6,314)    $71,767

Comprehensive income for 1998:
     Net income                                                                2,318
     Other comprehensive
          income, net of tax
               Foreign currency
               translation adjustments                                                       202
           Total comprehensive income                                                                                       2,520
                                       ------------------------------------------------------------------------------------------
Balance at March 31, 1998                 10,499      $105     $44,893       $35,765       ($162)        519  ($6,314)    $74,287
                                       ==========================================================================================

                                                                                        Accumulated
                                                                                           Other                          Total
                                            Common Stock     Additional   Accumulated   Comprehensive  Treasury Stock  Shareholders'
                                           Shares   Amount     Capital      Earnings    Income (Loss)  Shares  Amount   Investment
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1996              10,498      $105     $44,877       $32,597        $271         240  ($3,046)    $74,804

Comprehensive income for 1997:
     Net loss                                                                   (218)
     Other comprehensive
          income (loss), net of tax
               Foreign currency
               translation adjustments                                                      (359)
           Total comprehensive loss                                                                                         (577)

Acquisition of treasury shares                                                                           110   (1,445)    (1,445)
                                       ------------------------------------------------------------------------------------------
Balance at March 31, 1997                 10,498      $105     $44,877       $32,379        ($88)        350  ($4,491)    $72,782
                                       ==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

GEOSCIENCE CORPORATION

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GeoScience Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

The consolidated statements of income for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                              MARCH 31, 1998           DECEMBER 31, 1997
                              --------------           -----------------
Raw materials                    $15,448                   $14,958
Work in progress                  18,093                    16,154
Finished goods                    21,309                    23,828
                                 -------                   -------
                                 $54,850                   $54,940
                                 =======                   =======

NOTE 3 - DISCONTINUED OPERATION

In the fourth quarter of 1997, the Company sold CogniSeis Development, Inc. As a result, the operations for the three month period ended March 31, 1997 have been reclassified to report separately the results of the discontinued operation. Revenue from CogniSeis for the quarter ended March 31, 1997 was $5,823,000.

As reported in the 1997 GeoScience Annual Report on Form 10-K, the expected gain on the sale has been deferred until estimates regarding certain provisions of the sale agreement can be made with reasonable certainty.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. Outstanding options to purchase 520,700 and 45,000 shares of common stock were excluded from the computation of diluted earnings per share for the three month period ended March 31, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting and display of comprehensive income and its components. Accumulated other comprehensive income (loss) by component is summarized in the Consolidated Statement of Changes in Shareholders' Investment.

Page 6                                                                 Form 10-Q

GEOSCIENCE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Revenue for the quarter ended March 31, 1998 increased 43% to $33,311,000 compared to $23,330,000 for the quarter ended March 31, 1997. The increase in revenue is primarily attributable to increased shipments of the 24-bit seismic data acquisition module ("24-bit module"). The increased revenue for the first quarter of 1998 is a result of the large backlog at December 31, 1997 of $52,300,000 whereby customers placed orders in the third and fourth quarters of 1997 to take advantage of prices before the planned 1998 price increases and to insure their place in the manufacturing cycle as demand for the product increased. At March 31, 1998 sales backlog was in excess of $43,000,000.

The gross profit margin was 40% for the quarter ended March 31, 1998 compared to 34% for the same quarter in the prior year. The increase in the gross margin percentage was a result of increased sales of the higher margin 24-bit module as well as increased manufacturing efficiencies. Selling, general and administrative expense increased $1,997,000 or 37% compared to the same quarter in the prior year as a result of the increase in revenue as discussed above. As a percentage of revenue, selling, general and administrative expense decreased to 22% for the quarter ended March 31, 1998 from 23% for the quarter ended March 31, 1997. Research and development expense was $1,901,000 for the first quarter of 1998 compared to $1,713,000 for the first quarter of 1997 as the Company continues to invest in technologies and product development for the future.

Interest expense was $755,000 for the quarter ended March 31, 1998 compared to $413,000 for the quarter ended March 31, 1997. The $342,000 or 83% increase in interest expense was attributable to the increase in the level of borrowings to support the expenditures for capital equipment and facilities and to finance the growth in accounts receivable and inventories which increased throughout 1997. Other income increased $17,000 or 13% to $148,000 for the quarter ended March 31, 1998 compared to $131,000 for the quarter ended March 31, 1997.

The effective tax rate for the quarter ended March 31, 1998 and 1997 was 31%. During the fourth quarter of 1997, the Company sold its CogniSeis Development, Inc. , subsidiary. As a result, there were no results from the discontinued operation for the first quarter of 1998 compared to a loss from the discontinued operation of $642,000 for the first quarter of 1997.

Net income for the quarter ended March 31, 1998 was $2,318,000 or $.23 per share as compared to a net loss of $218,000 or $.02 per share for the quarter ended March 31, 1997, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As a result of improved earnings and the stabilization of inventory levels, the Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations. At March 31, 1998 the Company's working capital balance was $40,251,000 compared to $36,718,000 at December 31, 1997. The increase in working capital is largely a result of the decrease in the notes payable balance for which payments were made during the first quarter of 1998. Cash provided by operations was $10,496,000 for the quarter ended March 31, 1998 as compared to cash used for operations of $5,885,000 for the quarter ended March 31, 1997.

At March 31, 1998, the Company had short-term line of credit facilities aggregating $30,373,000 of which $9,493,000 was available for additional short-term borrowings. The Company had a working capital ratio of 1.66 to 1.0 and debt to total capitalization of 37%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Page 7                                                                 Form 10-Q

GEOSCIENCE CORPORATION

Purchases of property, plant and equipment totaled $2,633,000 for the quarter ended March 31, 1998 compared to $1,846,000 for the same quarter in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $4,400,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

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

Page 8                                                                 Form 10-Q

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GEOSCIENCE CORPORATION
                                                Registrant

           Date:  May 13, 1998           /s/ RICHARD F. MILES
                                        Richard F. Miles, President
                                        (principal executive officer)

           Date:  May 13, 1998           /s/ RAY F. THOMPSON
                                        Ray F. Thompson, Vice President,
                                        Treasurer, and Chief Financial Officer
                                        (principal financial officer)