Form 10-Q
period 1998-06-30
GEOSCIENCE CORP
filed 1998-08-11
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes [X]        No[ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               COMMON                               OUTSTANDING AT JULY 31, 1998
Common Stock, $.01 par value                                  9,985,350

                                    INDEX

                                                                        PAGE NO.
Part I.  Financial Information:

  Item 1.  Financial Statements

     Consolidated Balance Sheet June 30, 1998 (unaudited)
         and December 31, 1997 .............................................   1
     Consolidated Statement of Income and Accumulated
         Earnings for the Quarter Ended June 30, 1998 and
         1997 (unaudited) ..................................................   2
     Consolidated Statement of Income and
      Accumulated Earnings for the Six Months Ended
      June 30, 1998 and 1997 (unaudited) ...................................   3
     Consolidated Statement of Cash Flows for the
      Six Months Ended June 30, 1998 and 1997 (unaudited) ..................   4

     Consolidated Statement of Changes in
      Shareholders' Investment for the Six Months
      Ended June 30, 1998 and 1997 (unaudited) .............................   5

     Notes to Consolidated Financial Statements ............................   6

  Item 2.  Management's Discussion and Analysis of Condition
           and Results of Operations ....................................... 7-8

Part II.  Other Information:

  Item 4.  Submission of Matters to a Vote of Security Holders .............   9

  Item 6.  Exhibits and Reports to Form 8-K ................................   9

Signatures .................................................................   9

Page 1                                                                 Form 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GEOSCIENCE CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                                               June 30, 1998      December 31, 1997
                                                                                             -----------------    -----------------
                                                                                                 (unaudited)
ASSETS
      Current assets:
        Cash and cash equivalents ........................................................   $           2,487    $             799
        Receivables ......................................................................              48,000               44,348
        Inventories ......................................................................              50,942               54,940
        Other ............................................................................               4,492                2,499
                                                                                             -----------------    -----------------
                  Total current assets ...................................................             105,921              102,586
      Property, plant and equipment, net .................................................              31,743               25,440
      Long-term receivables ..............................................................               4,632               13,548
      Other assets .......................................................................               6,889                6,616
                                                                                             -----------------    -----------------
                  Total assets ...........................................................   $         149,185    $         148,190
                                                                                             =================    =================
LIABILITIES
      Current liabilities:
        Notes payable and current
          maturities of long-term debt ...................................................   $          23,717    $          29,832
        Accounts payable .................................................................               6,872               12,689
        Unearned revenue .................................................................               1,343                1,831
        Taxes on income ..................................................................               5,269                4,210
        Payable to Tech-Sym Corporation ..................................................               9,407                9,823
        Other accrued liabilities ........................................................              11,690                7,483
                                                                                             -----------------    -----------------
                  Total current liabilities ..............................................              58,298               65,868
      Long-term debt .....................................................................               7,608                9,445
      Other liabilities ..................................................................               1,831                1,110
                                                                                             -----------------    -----------------
                  Total liabilities ......................................................              67,737               76,423

SHAREHOLDERS' INVESTMENT
      Common stock - authorized 35,000,000 shares,
        $.01 par value; issued 10,503,225 and 10,498,850 shares ..........................                 105                  105
      Additional capital .................................................................              44,934               44,893
      Accumulated earnings ...............................................................              43,024               33,447
      Common stock held in treasury,
        at cost (519,000 shares) .........................................................              (6,314)              (6,314)
      Accumulated other comprehensive loss ...............................................                (301)                (364)
                                                                                             -----------------    -----------------
                  Total shareholders' investment .........................................              81,448               71,767
                                                                                             -----------------    -----------------
                   Total liabilities and shareholders' investment ........................   $         149,185    $         148,190
                                                                                             =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE QUARTER
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                            (unaudited)
Revenue ...................................................   $ 33,201    $ 23,322

Cost of revenue ...........................................     19,439      13,308
                                                              --------    --------
        Gross profit ......................................     13,762      10,014

Selling, general and administrative expenses ..............      6,913       5,782
Research and development expense ..........................      1,823       2,084
Interest expense ..........................................        665         546
Interest and other income, net ............................         (1)         (7)
                                                              --------    --------
Income from continuing operations before income taxes .....      4,362       1,609
Provision for income taxes ................................      1,353         498
                                                              --------    --------
        Income from continuing operations .................      3,009       1,111

Discontinued operation
        Loss from operations of CogniSeis net of applicable
           income tax benefits of $425                                        (946)
                                                                          --------
        Gain on sale of CogniSeis net of applicable income
           tax expense of $1,913 ..........................      4,250
                                                              --------
                   Net income .............................   $  7,259    $    165
                                                              --------    --------
Accumulated earnings
        Beginning of period ...............................     35,765      32,379
                                                              --------    --------
        End of period .....................................   $ 43,024    $ 32,544
                                                              ========    ========
Earnings (loss) per common share - basic
        Continuing operations .............................   $   0.30    $   0.11
        Discontinued operation ............................       0.43       (0.09)
                                                              --------    --------
                  Net income ..............................   $   0.73    $   0.02
                                                              ========    ========

Average shares outstanding-basic ..........................      9,982      10,101

Earnings (loss) per common share-diluted
        Continuing operations .............................   $   0.30    $   0.11
        Discontinued operation ............................       0.42       (0.09)
                                                              --------    --------
                  Net income ..............................   $   0.72    $   0.02
                                                              ========    ========

Average shares outstanding-diluted ........................     10,028      10,112

The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                             (unaudited)
Revenue ...................................................   $ 66,512    $ 46,652

Cost of revenue ...........................................     39,490      28,632
                                                              --------    --------
        Gross profit ......................................     27,022      18,020

Selling, general and administrative expenses ..............     14,306      11,178
Research and development expense ..........................      3,724       3,797
Interest expense ..........................................      1,420         959

Interest and other income, net ............................       (149)       (138)
                                                              --------    --------
Income from continuing operations before income taxes .....      7,721       2,224
Provision for income taxes ................................      2,394         689
                                                              --------    --------
        Income from continuing operations .................      5,327       1,535

Discontinued operation
        Loss from operations of CogniSeis net of applicable
           income tax benefits of $713                                      (1,588)
                                                                          --------
        Gain on sale of CogniSeis net of applicable income
           tax expense of $1,913 ..........................      4,250
                                                              --------
                 Net income (loss) ........................   $  9,577    ($    53)
                                                              --------    --------
Accumulated earnings
        Beginning of period ...............................     33,447      32,597
                                                              --------    --------
        End of period .....................................   $ 43,024    $ 32,544
                                                              ========    ========
Earnings (loss) per common share - basic and diluted
        Continuing operations .............................   $   0.53    $   0.15
        Discontinued operation ............................       0.42       (0.16)
                                                              --------    --------
           Net income (loss) ..............................   $   0.96    $  (0.01)
                                                              ========    ========
Average shares outstanding
        Basic .............................................      9,981      10,163
        Diluted ...........................................     10,012      10,174

The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                                              FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                              -------------------
                                                                               1998        1997
                                                                              --------    -------
                                                                            (unaudited)
Cash flows from operating activities:
   Net income (loss) ......................................................   $  9,577    $   (53)
   Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:

       Depreciation and amortization ......................................      4,039      3,837
       Gain on sale of CogniSeis ..........................................     (4,250)
   Change in operating assets and liabilities:
       Receivables ........................................................      5,621      2,099
       Inventories ........................................................      3,998     (4,280)
       Other current assets ...............................................     (1,993)      (994)
       Long-term receivables ..............................................      2,181     (1,541)
       Other assets .......................................................       (264)      (349)

       Accounts payable ...................................................     (5,817)      (276)
       Unearned revenue ...................................................       (488)       341
       Taxes on income ....................................................      1,059     (1,828)
       Other liabilities ..................................................      4,991     (2,197)
       Payable to Tech-Sym ................................................      1,194        327
                                                                              --------    -------
   Net cash provided by (used for) operating activities ...................     19,848     (4,914)
                                                                              --------    -------
Cash flows from investing activities:
   Investment in joint ventures ...........................................       (337)
   Acquisition of a product line ..........................................       (474)
   Capital expenditures ...................................................     (9,540)    (3,397)
                                                                              --------    -------
   Net cash used for investing activities .................................    (10,351)    (3,397)
                                                                              --------    -------
Cash flows from financing activities:
   Net (payments) borrowings from Tech-Sym Corporation ....................     (1,610)     5,130
   Net payments under line of credit agreements ...........................     (5,994)    (2,882)
   Proceeds from long-term debt ...........................................        863        894
   Payments on long-term debt .............................................     (1,109)      (598)
   Purchase of treasury stock .............................................                (2,252)
   Proceeds from exercise of stock options ................................         41
   Proceeds from sale of notes receivable .................................                 7,848
                                                                              --------    -------
   Net cash (used for) provided by financing activities ...................     (7,809)     8,140
                                                                              --------    -------
Net increase (decrease) in cash and cash equivalents ......................      1,688       (171)
   Cash and cash equivalents at beginning of period .......................        799      1,306
                                                                              --------    -------
   Cash and cash equivalents at end of period .............................   $  2,487    $ 1,135
                                                                              ========    =======
Non cash transactions:
   Reduction in balance of notes receivable sold with recourse ............   $  1,712

The accompanying notes are an integral part of these consolidated financial statements.

Page 5                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)

(IN THOUSANDS)

                                                                                       ACCUMULATED
                                           COMMON STOCK                                   OTHER       TREASURY STOCK        TOTAL
                                        -----------------   ADDITIONAL  ACCUMULATED   COMPREHENSIVE  ---------------   SHAREHOLDERS'
                                         SHARES    AMOUNT    CAPITAL     EARNINGS     INCOME (LOSS)   SHARES   AMOUNT    INVESTMENT
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1997              10,499     $105     $44,893      $33,447          $(364)      519   $(6,314)      $71,767

Comprehensive income for 1998:
     Net income                                                              9,577
     Other comprehensive
          income, net of tax
               Foreign currency
               translation adjustments                                                         63
Total comprehensive income                                                                                                    9,640

Exercise of stock options                      4                   41                                                            41
                                       ---------------------------------------------------------------------------------------------

Balance at June 30, 1998                  10,503     $105     $44,934      $43,024          $(301)      519   $(6,314)      $81,448
                                       =============================================================================================
                                                                                       ACCUMULATED
                                           COMMON STOCK                                   OTHER       TREASURY STOCK        TOTAL
                                        -----------------   ADDITIONAL  ACCUMULATED   COMPREHENSIVE  ---------------   SHAREHOLDERS'
                                         SHARES    AMOUNT    CAPITAL     EARNINGS     INCOME (LOSS)   SHARES   AMOUNT    INVESTMENT
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1996              10,498     $105     $44,877      $32,597           $271       240   $(3,046)      $74,804

Comprehensive income for 1997:
     Net loss                                                                  (53)
     Other comprehensive
          income (loss), net of tax
               Foreign currency
               translation adjustments                                                       (197)
Total comprehensive loss                                                                                                       (250)

Acquisition of treasury shares                                                                          195    (2,252)       (2,252)
                                       ---------------------------------------------------------------------------------------------

Balance at June 30, 1997                  10,498     $105     $44,877      $32,544            $74       435   $(5,298)      $72,302
                                       =============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Page 6                                                                 Form 10-Q

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

The consolidated statements of income for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                                              JUNE 30, 1998    DECEMBER 31, 1997
                                             ---------------   -----------------
Raw materials ............................   $        13,479   $          14,958
Work in progress .........................            12,885              16,154
Finished goods ...........................            24,578              23,828
                                             ---------------   -----------------
                                             $        50,942   $          54,940
                                             ===============   =================

NOTE 3 - DISCONTINUED OPERATION

In the fourth quarter of 1997, the Company sold CogniSeis Development, Inc.("CogniSeis"). As a result, the operations for the quarter and six month period ended June 30, 1997 were reclassified to report separately the results of the discontinued operation. Revenue from CogniSeis for the quarter and six months ended June 30, 1997 was $5,575,000 and $11,398,000, respectively.

During the second quarter of 1998, the purchaser confirmed its intent to elect the early pay-out provision of the sales agreement, and on July 8, 1998, the Company received payment on the note receivable related to the sale of CogniSeis. The purchaser's election of the early pay-out provision of the sales agreement eliminated uncertainty regarding the gain on the sale. As a result, the Company recognized a net gain on the sale of $4,250,000 during the quarter.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. Outstanding options to purchase 518,250 and 449,550 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended June 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method. Outstanding options to purchase 528,250 and 441,550 shares of common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

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

NOTE 6 - NEW PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No.133 (FAS133) "Accounting for Derivative Instruments and Hedgings Activities", was issued. FAS133 is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments. Adoption of FAS133 is not expected to have a material effect on the company's financial position of operational results.

Page 7                                                                 Form 10-Q

GEOSCIENCE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

Revenue for the quarter ended June 30, 1998 increased 42% to $33,201,000 compared to $23,322,000 for the quarter ended June 30, 1997. The increase in revenue is attributable to increased shipments of the 24-bit seismic data acquisition module ("24-bit module"), onboard electronic systems and seismic cables. The increased shipments are a result of customer orders placed in the latter part of 1997 and early 1998.

The gross profit margin was 41% for the quarter ended June 30, 1998 compared to 43% for the same quarter in the prior year. The decrease in the gross margin percentage reflected the mix in product shipped during the period. Selling, general and administrative expense increased $1,131,000 or 20% compared to the same quarter in the prior year as a result of the increase in expense items directly associated with the increase in revenue for the period. As a percentage of revenue, selling, general and administrative expense decreased to 21% for the quarter ended June 30, 1998 from 25% for the quarter ended June 30, 1997. Research and development expense was $1,823,000 for the second quarter of 1998 compared to $2,084,000 for the second quarter of 1997 as the Company continued to invest in technologies and product development for the future.

Interest expense was $665,000 for the quarter ended June 30, 1998 compared to $546,000 for the quarter ended June 30, 1997. The $119,000 or 22% increase in interest expense was caused by borrowings for additional capital equipment and facilities and to finance the growth in accounts receivable and inventories. Other income was insignificant for both the quarter ended June 30, 1998, and for the quarter ended June 30, 1997.

Income from continuing operations for the quarter ended June 30, 1998 was $3,009,000 or $.30 per diluted share as compared to $1,111,000 or $.11 per diluted share for the quarter ended June 30, 1997.

The effective tax rate for the quarter ended June 30, 1998 and 1997 was 31%. During the fourth quarter of 1997, the Company sold its software subsidiary, CogniSeis Development, Inc. As a result, there were no results from the discontinued operation for the second quarter of 1998 compared to a loss from the discontinued operation of $946,000 for the second quarter of 1997. During the second quarter of 1998, the Company recognized a net gain of $4,250,000 on the sale of CogniSeis which had been deferred since the fourth quarter of 1997.

Net income for the quarter ended June 30, 1998 was $7,259,000 or $.72 per diluted share as compared to $165,000 or $.02 per diluted share for the quarter ended June 30, 1997, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenue for the six month period ended June 30, 1998 increased 43% to $66,512,000 compared to $46,652,000 for the six month period ended June 30, 1997. The increase in revenue is primarily attributable to increased shipments of the 24-bit module and onboard electronic systems. The increase in shipments for the first six months of 1998 is a result of the large backlog at December 31, 1997 of $52,300,000 whereby customers placed orders in the latter part of 1997 and continued customer demand for the Company's products during 1998.

The gross profit margin was 41% for the six months ended June 30, 1998 compared to 39% for the same six month period in the prior year. The increase in the gross margin percentage was a result of increased shipments of the higher margin 24-bit module as well as increased manufacturing efficiencies. Selling, general and administrative expense increased $3,128,000 or 28% compared to the same six month period in the prior year as a result of the increase in expense items directly associated with the increase in revenue as discussed above. As a percentage of revenue, selling, general and administrative expense decreased to 22% for the six months ended June 30, 1998 from 24% for the six month period ended June 30, 1997. Research and development expense was essentially unchanged the first six months of 1998 compared to the first six months of 1997.

Interest expense was $1,420,000 for the six month period ended June 30, 1998 compared to $959,000 for the six month period ended June 30, 1997. The $461,000 or 48% increase in interest expense was attributable to the increased borrowings for capital equipment and facilities and to finance the higher levels of accounts receivable and inventories. Other income was relatively unchanged for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Page 8                                                                 Form 10-Q

GEOSCIENCE CORPORATION

Income from continuing operations for the six months ended June 30, 1998 was $5,327,000 or $.53 per diluted share as compared to $1,535,000 or $.15 per diluted share for the six months ended June 30, 1997.

The effective tax rate for the six month period ended June 30, 1998 and 1997 was 31%. During the fourth quarter of 1997, the Company sold its software subsidiary, CogniSeis Development, Inc. As a result, there were no results of operations from the discontinued operation for the first six months of 1998 compared to a loss from the discontinued operation of $1,588,000 for the first six months of 1997. During the second quarter of 1998, the Company recognized a net gain of $4,250,000 on the sale of CogniSeis which had been deferred since the fourth quarter of 1997.

Net income for the six month period ended June 30, 1998 was $9,577,000 or $.96 per diluted share as compared to a net loss of $53,000 or $.01 per diluted share for the six months ended June 30, 1997, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continued improved earnings and the improved collection of account receivables and inventory controls during the quarter and year to date, the Company is currently satisfying its working capital and capital expenditure requirements through internally generated cash from operations. At June 30, 1998 the Company's working capital balance was $47,623,000 compared to $36,718,000 at December 31, 1997. The increase in working capital is largely a result of the decrease in the accounts payable and notes payable balances for which payments were made during the first half of 1998. Cash provided by operations was $19,848,000 for the six months ended June 30, 1998 as compared to cash used for operations of $4,914,000 for the six months ended June 30, 1997.

At June 30, 1998, the Company had short-term line of credit facilities aggregating $30,360,000 of which $11,215,000 was available for additional short-term borrowings. The Company had a working capital ratio of 1.82 to 1.0 and debt to total capitalization of 33%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $9,540,000 for the six months ended June 30, 1998 compared to $3,397,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $5,000,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

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

Page 9                                                                 Form 10-Q

GEOSCIENCE CORPORATION


                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            The Company held its 1998 Annual Meeting of Stockholders on April 27, 1998. At this meeting, the shareholders voted on the following matters:

      (a)   Election of Class II Directors
                                                       FOR            WITHHELD
                                                    ---------         --------
             W. L. Creech .....................     8,129,893           12,080
             Richard F. Miles .................     8,139,973            2,000
             Edward R. Prince, Jr .............     8,139,893            2,080

      (b) Ratification of the Appointment of Price Waterhouse LLP as Independent Public Accountants

                                         FOR         AGAINST      WITHHELD
                                      ---------      -------      --------
                                      8,135,973       5,200         800

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

                                              GEOSCIENCE CORPORATION
                                                    Registrant

            Date:  August 11, 1998            /S/ RICHARD F. MILES
                                              Richard F. Miles, President
                                              (principal executive officer)

            Date:  August 11, 1998            /S/ RAY F. THOMPSON
                                              Ray F. Thompson, Vice President,
                                              Treasurer, and Chief Financial
                                              Officer (principal financial
                                              officer)