Form 10-Q
period 1998-10-30
GEOSCIENCE CORP
filed 1998-11-12
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _______ TO ________.


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

Yes [X]      No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                                 OUTSTANDING AT OCTOBER 31, 1998
---------------------------------                -------------------------------
Common Stock, $.01 par value                                9,985,350

                                                                       Form 10-Q
GEOSCIENCE CORPORATION



                                      INDEX



                                                                PAGE NO.
Part I.  Financial Information:

  Item 1.  Financial Statements

     Consolidated Balance Sheet September 30, 1998
      (unaudited) and December 31, 1997                             1
     Consolidated Statement of Income and Accumulated
      Earnings for the Three Months Ended September 30, 1998
      and 1997 (unaudited)                                          2
     Consolidated Statement of Income and
      Accumulated Earnings for the Nine Months
      Ended September 30, 1998 and 1997 (unaudited)                 3
     Consolidated Statement of Cash Flows for the
      Nine Months Ended September 30, 1998 and 1997
      (unaudited)                                                   4
     Consolidated Statement of Changes in
      Shareholders' Investment for the Nine Months
      Ended September 30, 1998 and 1997 (unaudited)                 5

     Notes to Consolidated Financial Statements                    6-7

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 8-10
Part II.  Other Information:

  Item 6.  Exhibits and Reports to Form 8-K                        11
Signatures                                                         11

Page 1                                                                 Form 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GEOSCIENCE CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF
SHARES)


                                                      September 30, December 31,
                                                          1998          1997
                                                        ---------    ---------
                                                       (unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents .....................   $     804    $     799
      Receivables, net ..............................      42,381       44,348
      Inventories, net ..............................      61,280       54,940
      Other .........................................       3,738        2,499
                                                        ---------    ---------
             Total current assets ...................     108,203      102,586
      Property, plant and equipment, net ............      29,306       25,440
      Long-term receivables .........................       7,468       13,548
      Other assets ..................................       6,363        6,616
                                                        ---------    ---------
             Total assets ...........................   $ 151,340    $ 148,190
                                                        =========    =========

LIABILITIES
    Current liabilities:
      Notes payable and current
       maturities of long-term debt .................   $  25,483    $  29,832
      Accounts payable ..............................      14,838       12,689
      Unearned revenue ..............................       3,914        1,831
      Taxes on income ...............................       4,517        4,210
      Payable to Tech-Sym Corporation ...............       6,342        9,823
      Other accrued liabilities .....................       3,200        7,483
                                                        ---------    ---------
             Total current liabilities ..............      58,294       65,868
    Long-term debt ..................................       8,122        9,445
    Other liabilities ...............................       1,111        1,110
                                                        ---------    ---------
             Total liabilities ......................      67,527       76,423

SHAREHOLDERS' INVESTMENT
    Common stock - authorized 35,000,000 shares,
      $.01 par value; issued 10,504,350 and
      10,498,850 shares .............................         105          105
    Additional capital ..............................      44,946       44,893
    Accumulated earnings ............................      45,170       33,447
    Common stock held in treasury,
      at cost (519,000 shares) ......................      (6,314)      (6,314)
    Accumulated other comprehensive loss ............         (94)        (364)
                                                        ---------    ---------
             Total shareholders' investment .........      83,813       71,767
                                                        ---------    ---------

              Total liabilities and shareholders'
               investment ...........................   $ 151,340    $ 148,190
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Page 2                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       For the Three Months
                                                        Ended September 30,
                                                      ------------------------
                                                        1998          1997
                                                            (unaudited)
                                                      ------------------------

Revenue ..............................................   $ 24,666    $ 18,163

Cost of revenue ......................................     14,373      12,579
                                                         --------    --------
      Gross profit ...................................     10,293       5,584

Research and development expense .....................      2,264       2,168
Selling, general and administrative expense ..........      5,134       5,213
Interest expense .....................................        621         264
Interest and other expense, net ......................         55          17
                                                         --------    --------

Income (loss) from continuing operations before
 income taxes ........................................      2,219      (2,078)
Provision (benefit) for income taxes .................        687        (644)
                                                         --------    --------
      Income (loss) from continuing
       operations ....................................      1,532      (1,434)
Discontinued operation
      Gain on sale of CogniSeis net of
        applicable income tax expense of $273 ........        614
                                                         --------    --------

                 Net income (loss) ...................   $  2,146    $ (1,434)
                                                         --------    --------

Accumulated earnings
      Beginning of period ............................     43,024      32,544
                                                         --------    --------
      End of period ..................................   $ 45,170    $ 31,110
                                                         ========    ========

Earnings (loss) per common share - basic and diluted

      Continuing operations ..........................   $   0.15    $  (0.14)

      Discontinued operation .........................       0.06
                                                         --------    --------

         Net income (loss) ...........................   $   0.21    $  (0.14)
                                                         ========    ========

Average shares outstanding
      Basic ..........................................      9,985      10,046
      Diluted ........................................      9,994      10,078

 The accompanying notes are an integral part of these consolidated financial statements.

Page 3                                                                 Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          For the Nine Months
                                                           Ended September 30,
                                                      ------------------------
                                                            1998          1997
                                                               (unaudited)
                                                      ------------------------

Revenue ............................................     $ 91,178      $ 64,815

Cost of revenue ....................................       53,863        41,211
                                                         --------      --------
      Gross profit .................................       37,315        23,604

Research and development expense ...................        5,988         5,965
Selling, general and administrative expense ........       19,440        16,391
Interest expense ...................................        2,041         1,226
Interest and other income, net .....................          (94)         (124)
                                                         --------      --------

Income from continuing operations before
 income taxes ......................................        9,940           146
Provision for income taxes .........................        3,081            45
                                                         --------      --------
      Income from continuing operations ............        6,859           101

Discontinued operation
      Loss from operations of CogniSeis
       net of applicable income tax benefit of
       $713 ........................................                      1,588
      Gain on sale of CogniSeis net of
        applicable income tax expense of $2,186 ....        4,864
                                                         --------      --------

              Net income (loss) ....................     $ 11,723      $ (1,487)
                                                         --------      --------

Accumulated earnings
      Beginning of period ..........................       33,447        32,597
                                                         --------      --------
      End of period ................................     $ 45,170      $ 31,110
                                                         ========      ========

Earnings (loss) per common share - basic and diluted

      Continuing operations ........................     $   0.69      $   0.01

      Discontinued operation .......................         0.49         (0.16)
                                                         --------      --------

         Net income (loss) .........................     $   1.17      $  (0.15)
                                                         ========      ========

Average shares outstanding
      Basic ........................................        9,982        10,123
      Diluted ......................................       10,013        10,197


The accompanying notes are an integral part of these consolidated financial statements.

Page 4                                                           Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                             For the Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                              1998         1997
                                                                 (unaudited)
                                                             -------------------
Cash flows from operating activities:
   Net income (loss) ...................................   $ 11,723    ($ 1,487)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

       Depreciation and amortization ...................      6,317       6,363
       Gain on sale of CogniSeis .......................     (4,864)
       Sale of equipment under operating leases ........         39       1,172
       Loss on disposition of property, plant &
        equipment ......................................          5
   Change in operating assets and liabilities:
       Receivables, net ................................     (1,504)       (670)
       Inventories, net ................................     (6,340)     (7,910)
       Other current assets ............................     (1,239)     (1,335)
       Long-term receivables ...........................     12,703        (167)
       Other assets ....................................        103        (808)
       Accounts payable ................................      2,149         (12)
       Unearned revenue ................................      2,083         675
       Taxes on income .................................        307      (2,813)
       Payable to Tech-Sym .............................      1,729         950
       Other liabilities ...............................     (4,506)     (1,069)
                                                           --------    --------
   Net cash provided by (used for) operating
    activities .........................................     18,705      (7,111)
                                                           --------    --------

Cash flows from investing activities:
   Investment in joint ventures ........................       (337)
   Acquisition of a product line .......................       (474)
   Proceeds from disposition of property, plant &
    equipment ..........................................         66
   Capital expenditures ................................     (9,068)     (6,581)
                                                           --------    --------
   Net cash used for investing activities ..............     (9,813)     (6,581)
                                                           --------    --------

Cash flows from financing activities:
   Net (payments) borrowings from Tech-Sym
    Corporation ........................................     (5,210)      5,180
   Net (payments) borrowings under line of credit
    agreements .........................................     (3,390)      3,864
   Proceeds from long-term debt ........................        856       2,038
   Payments on long-term debt ..........................     (1,466)       (888)
   Purchase of treasury stock ..........................                 (3,268)
   Proceeds from exercise of stock options .............         53          16
   Proceeds from sale of notes receivable ..............                  7,848
                                                           --------    --------
  Net cash (used for) provided by financing
   activities ..........................................     (9,157)     14,790
                                                           --------    --------
  Effect of exchange rate changes on cash and cash
   equivalents .........................................        270        (563)
                                                           --------    --------

Net increase in cash and cash equivalents ..............          5         535
   Cash and cash equivalents at beginning of period ....        799       1,306
                                                           --------    --------
   Cash and cash equivalents at end of period ..........   $    804    $  1,841
                                                           ========    ========
Non Cash Transactions:
   Reduction in balance of notes receivable sold
    with recourse ......................................     $1,712

The accompanying notes are an integral part of these consolidated financial statements.

Page 5
                                                                       Form 10-Q

GEOSCIENCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

(IN THOUSANDS)

                                                                         Accumulated
                                                                            Other                         Total
                                    Common Stock  Additional Accumulated Comprehensive  Treasury Stock  Shareholders'
                                  Shares    Amount  Capital   Earnings   Income (Loss)  Shares   Amount  Investment
                              -----------------------------------------------------------------------------------
Balance at December 31, 1997 .    10,499     $105   $44,893   $33,447     $  (364)       519   $(6,314)   $71,767

Comprehensive income for 1998:
     Net income ..............                                 11,723
     Other comprehensive
      income, net of tax
Foreign currency
 translation adjustments ......                                               270
Total comprehensive income ...                                                                             11,993

Exercise of stock options ....         5                 53                                                    53
                              -----------------------------------------------------------------------------------

Balance at September 30, 1998.    10,504     $105   $44,946   $45,170     $   (94)       519   $(6,314)   $83,813
                              ===================================================================================


                                                                                   Accumulated
                                                                                     Other                        Total
                                           Common Stock    Additional Accumulated Comprehensive  Treasury Stock Shareholders'
                                         Shares    Amount    Capital   Earnings   Income (Loss) Shares   Amount Investment
                                      -----------------------------------------------------------------------------------

Balance at December 31,1996 .........    10,498    $   105    $44,877   $32,597   $   271        240   $(3,046)   $74,804

Comprehensive income for
1997:
     Net loss .......................                                    (1,487)
     Other comprehensive
      income (loss), net of tax
     Foreign currency
      translation adjustments .......                                                (563)
Total comprehensive loss ............                                                                              (2,050)

Exercise of stock options ...........         1                    16                                                  16

Acquisition of treasury
 shares .............................                                                            279    (3,268)    (3,268)
                                      -----------------------------------------------------------------------------------
Balance at September 30, 1997 .......    10,499    $   105    $44,893   $31,110   $  (292)       519   $(6,314)   $69,502
                                      ===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Page 6                                                                 Form 10-Q

GEOSCIENCE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated statements of income for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

Inventories, which consist principally of electronic components are summarized as follows (in thousands):

                                  SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                  ------------------         -----------------
Raw materials ............              $32,045                  $14,958
Work in progress .........               10,103                   16,154
Finished goods ...........               19,132                   23,828
                                        -------                  -------
                                        $61,280                  $54,940
                                        =======                  =======

NOTE 3 - DISCONTINUED OPERATION

In the fourth quarter of 1997, the Company sold CogniSeis Development, Inc.("CogniSeis"). As a result, the operations for the quarter and nine month period ended September 30, 1997 were reclassified to report separately the results of the discontinued operation. Revenue from CogniSeis for the nine months ended September 30, 1997 was $11,398,000. There was no revenue recognized from CogniSeis in the quarter ended September 30, 1997.

During the second quarter of 1998, the purchaser confirmed its intent to elect the early pay-out provision of the sales agreement, and on July 8, 1998, the Company received payment on the note receivable related to the sale of CogniSeis. The purchaser's election of the early pay-out provision of the sales agreement eliminated uncertainty regarding the gain on the sale. During the third quarter, the Company recognized a final net gain on the sale of $614,000. The total gain on the sale of CogniSeis was $4,864,000, net of $2,186,000 income tax expense.

NOTE 4 - PER SHARE DATA

Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding for all periods presented. Outstanding options to purchase 564,000 and 384,550 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended September 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method. Outstanding options to purchase 564,000 and 439,550 shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 1998 and 1997, respectively, because to do so would have been anti-dilutive using the treasury stock method.

Page 7
                                                                       Form 10-Q

GEOSCIENCE CORPORATION


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

NOTE 6 - NEW PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. FAS 133 is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

Page 8
                                                                       Form 10-Q

GEOSCIENCE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

Revenue for the quarter ended September 30, 1998 increased 36% to $24,666,000 compared to $18,163,000 for the quarter ended September 30, 1997. The increase in revenue is attributable to increased shipments of the 24-bit seismic data acquisition module ("24-bit module"), onboard electronic systems and seismic cables. The increased shipments are a result of customer orders placed in the latter part of 1997 and throughout 1998.

The gross profit margin was 42% for the quarter ended September 30, 1998 compared to 31% for the same quarter in the prior year. The increase in the gross margin percentage reflected the change in the mix of products shipped as well as improved manufacturing efficiencies and cost reductions during the period compared to the prior period. Expenditures for research and development and selling, general and administrative operations were basically flat compared to the same quarter in the prior year. As a percentage of revenue, research and development expense decreased to 9% for the third quarter of 1998 compared to 12% for the third quarter of 1997. Selling, general and administrative expenses decreased to 21% for the quarter ended September 30, 1998 from 29% for the quarter ended September 30, 1997.

Interest expense was $621,000 for the quarter ended September 30, 1998 compared to $264,000 for the quarter ended September 30, 1997. The $357,000 or 135% increase in interest expense was caused by borrowings for additional capital equipment and facilities and to finance the growth in accounts receivable and inventories resulting from the growth of the Company. Other expense was insignificant for the quarter ended September 30, 1998 and 1997.

Income from continuing operations for the quarter ended September 30, 1998 was $1,532,000, or $.15 per diluted share, compared to a loss of $1,434,000, or $.14 per diluted share, for the quarter ended September 30, 1997.

The effective tax rate for the quarter ended September 30, 1998 and 1997 was 31%. During the fourth quarter of 1997, the Company sold its software subsidiary, CogniSeis Development, Inc. There were no operating results from the discontinued operation for the third quarters of 1998 and 1997. During the third quarter of 1998, the Company recognized a final net gain of $614,000 on the sale of CogniSeis which was deferred since the fourth quarter of 1997.

Net income for the quarter ended September 30, 1998 was $2,146,000, or $.21 per diluted share, as compared to a loss of $1,434,000, or $.14 per diluted share, for the quarter ended September 30, 1997, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the nine month period ended September 30, 1998 increased 41% to $91,178,000 compared to $64,815,000 for the nine month period ended September 30, 1997. The increase in revenue was primarily attributable to increased shipments of the 24-bit module and onboard electronic systems. The increase in shipments for the first nine months of 1998 was a result of the large backlog at December 31, 1997 of $52,300,000 whereby customers placed orders in the latter part of 1997 and continued customer demand for the Company's products during 1998.

The gross profit margin was 41% for the nine months ended September 30, 1998 compared to 36% for the same nine month period in the prior year. The increase in the gross margin percentage was a result of increased shipments of the higher margin 24-bit module as well as increased manufacturing efficiencies. Selling, general and administrative expense increased $3,049,000 or 19% compared to the same nine month period in the prior year as a result of the increase in expense items directly associated with the increase in revenue discussed above. As a percentage of revenue, selling, general and administrative expense decreased to 21% for the nine months ended September 30, 1998 from 25% for the nine month period ended September 30, 1997. Expenditures for research and development were essentially unchanged the first nine months of 1998 compared to the first nine months of 1997. As a percentage of revenue, research and development expense decreased to 7% for the nine months ended September 30, 1998 as compared to 9% for the same prior year period.

Interest expense was $2,041,000 for the nine month period ended September 30, 1998 compared to $1,226,000 for the nine month period ended September 30, 1997. The $815,000 or 66% increase in interest expense was attributable to the increased borrowings for capital equipment and facilities and to finance the higher levels of accounts receivable and inventories resulting from the Company's

Page 9
                                                                       Form 10-Q

GEOSCIENCE CORPORATION

growth over last year. Other income was relatively unchanged for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Income from continuing operations for the nine months ended September 30, 1998 was $6,859,000, or $.69 per diluted share, as compared to $101,000, or $.01 per diluted share, for the nine months ended September 30, 1997.

The effective tax rate for the nine month period ended September 30, 1998 and 1997 was 31%. During the fourth quarter of 1997, the Company sold its software subsidiary, CogniSeis Development, Inc. There were no operating results from the discontinued operation for the first nine months of 1998 compared to an operating loss from the discontinued operation of $1,588,000 for the first nine months of 1997. During the third quarter of 1998, the Company recognized a final net gain of $614,000 on the sale of CogniSeis which was deferred since the fourth quarter of 1997. The total gain recognized on the sale of CogniSeis was $4,864,000 net of $2,186,000 income tax expense.

Net income for the nine month period ended September 30, 1998 was $11,723,000 or $1.17 per diluted share as compared to a net loss of $1,487,000 or $.15 per diluted share for the nine months ended September 30, 1997, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Continued improved earnings and the improved collection of account receivables during the quarter and year to date, along with the collection of the note receivable related to the sale of CogniSeis has enabled the Company to satisfy its working capital and capital expenditure requirements while reducing total debt that was outstanding at December 31, 1997. At September 30, 1998 the Company's working capital balance was $49,909,000 compared to $36,718,000 at December 31, 1997. Cash provided by operations was $18,705,000 for the nine months ended September 30, 1998 as compared to cash used for operations of $7,111,000 for the nine months ended September 30, 1997.

At September 30, 1998, the Company had short-term line of credit facilities aggregating $30,422,000 of which $8,646,000 was available for additional short-term borrowings. The Company had a working capital ratio of 1.86 to 1.0 and debt to total capitalization of 32%. The Company believes that its current financial position and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

Purchases of property, plant and equipment totaled $9,068,000 for the nine months ended September 30, 1998 compared to $6,581,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $4,000,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

YEAR 2000 (Y2K) COMPLIANCE

Many currently installed computer systems and software products are not capable of distinguishing 21st century (Y2K) dates. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties concurrent with the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by Y2K software failures, internally or externally, and has established cross-functional project teams at each of its subsidiaries to address Y2K issues. The project teams are coordinating the identification of and the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of their company's information systems and the reliability of its operational systems and manufacturing processes. The project teams are also coordinating the identification of potential Y2K risks associated with the products and services their company sells or has sold, and risks that could affect the business due to suppliers and others they transact business with should these companies fail to comply with Y2K requirements. Each subsidiary is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position. The findings and resulting actions are being reviewed and monitored by the Company to insure overall compliance.

Page 10
                                                                       Form 10-Q

GEOSCIENCE CORPORATION

Each subsidiary has reviewed its information technology and operational systems and its manufacturing processes in order to identify those products, services or systems for Y2K compliance. As a result, the Company has determined that each subsidiary will be required to modify or replace certain information and operational systems so they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with each subsidiary's overall systems initiatives. Each subsidiary has reviewed or is reviewing products previously sold and currently being sold or in design for future sales for Y2K compliance. Products with Y2K non-compliance issues are being identified and fixes/modifications, if any, are being developed. Identified Y2K product issues will be resolved by year end 1999. During the fourth quarter of 1998, each subsidiary will complete their communications with suppliers, financial institutions and others with whom they do business to address conversion-related issues. The subsidiaries, and therefore the Company, cannot determine the complete status of Y2K compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company until it completes the review of the responses received. Each subsidiary's management believes that non-compliance by their suppliers will be insignificant. However, failure of their financial institutions could have a material effect on the Company's financial position or results of operations.

To date the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Y2K compliance issues. The total cost of Y2K compliance activities is estimated at less than $500,000 consisting mainly of employee and consultant labor expended evaluating the Company's IT systems, non-IT systems, products, and vendor Y2K issues, and is not anticipated to be material to the Company's financial position or its results of operations. Y2K compliance for the majority of the Company's U.S. enterprise application was achieved with the implementation of new automated accounting and finance systems in the third quarter of 1998. The same system will be implemented in the first half of 1999 for the Company's foreign operations. Neither the cost of this system, nor its implementation costs, are included in the Company's estimate of Y2K remediating costs as the system was purchased mainly for other business reasons.

The Company expects to complete its Y2K project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

Page 11
                                                                       Form 10-Q

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

                                                GEOSCIENCE CORPORATION
                                                     Registrant

            Date:  November 12, 1998           /s/ RICHARD F. MILES
                                               Richard F. Miles, President
                                               (principal executive officer)

            Date:  November 12, 1998           /s/ RAY F. THOMPSON
                                               Ray F. Thompson, Vice President,
                                               Treasurer, and Chief Financial
                                                Officer
                                               (principal financial officer)