Form 10-K
period 1998-12-31
GEOSCIENCE CORP
filed 1999-03-30
CIK 1011586

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-28422

                             GEOSCIENCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                             76-0497775
   (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)
  10500 WESTOFFICE DRIVE, SUITE 200
           HOUSTON, TEXAS                            77042
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 780-1881

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                           NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                         REGISTERED
---------------------------------------   -----------------------------------
                                                       Nasdaq
  Common Stock (Par Value $.01 per
                share)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1999, 9,985,350 shares of the registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming for purposes of this computation that Tech-Sym Corporation and directors and officers may be affiliates) was $12,227,759 (based on the closing sales price of $6.0625 published in THE WALL STREET JOURNAL reports of Nasdaq Composite Transactions on March 26, 1999).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1999.

================================================================================

                               TABLE OF CONTENTS

                                                       PAGE
                                                       ----
PART I
  Item 1.      Business.............................     1
                 General..............................   1
                 Business Strategy....................   2
                 Products and Services................   2
                 Product Development..................   4
                 Marketing............................   4
                 Manufacturing and Raw Materials......   5
                 Competition..........................   6
                 Backlog..............................   6
                 Intellectual Property................   6
                 Regulatory Matters...................   6
                 Employees............................   7
                 Geographical Information.............   7
                 Relationship with Tech-Sym...........   7
                 Year 2000 ("Y2K") Compliance.......     7
  Item 2.      Properties...........................     8
  Item 3.      Legal Proceedings....................     8
  Item 4.      Submission of Matters to a Vote of
                 Security Holders...................     9
PART II
  Item 5.      Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters............................     9
  Item 6.      Selected Financial Data..............    10
  Item 7.      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations......................    11
  Item 7.a.    Quantitative and Qualitative
                 Disclosures about Market Risk......    14
  Item 8.      Financial Statements and
                 Supplementary Data.................    15
  Item 9.      Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure...............    15
PART III
  Item 10.     Directors and Executive Officers of
                 the Registrant.....................    15
  Item 11.     Executive Compensation...............    15
  Item 12.     Security Ownership of Certain
                 Beneficial Owners and Management...    15
  Item 13.     Certain Relationships and Related
                 Transactions.......................    15
PART IV
  Item 14.     Exhibits, Reports on Form 8-K and
                 Financial Statement Schedules......    16

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

     In June 1997, the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis. On October 14, 1997, the Company sold CogniSeis to Paradigm Geophysical Corporation. GeoScience received cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sales agreement, plus a note receivable. On July 8, 1998, the Company received payment in full of the note receivable and realized a net gain of $4,573,000 on the sale. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     In December 1998, the Board of Directors of the Company and Tech-Sym (holder of 79.12% of outstanding Common shares of the Company) committed to a plan to seek a strategic merger partner for the

Company. On January 18, 1999, the Company and Tech-Sym signed an agreement to merge the Company with a third party, subject to stockholder and regulatory approval.

     The Company, Tech-Sym and the third party have subsequently terminated the proposed merger. The third party has paid the Company $3,000,000 in connection with such termination. The Company and Tech-Sym will continue to pursue opportunities to combine the Company's operations with a strategic partner.

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

     The Company provides repair and maintenance services related to the products it sells and on similar products manufactured by others. The Company also leases its equipment under operating leases with terms generally up to three years. Additionally, the Company provides specialized computer workstation services to oil, gas and energy companies.

     The following is a description of the Company's products and services and their uses:

MARINE

SYNTRAK 960-24 [TM] Multiple Streamer Telemetry System.

     The Company's principal marine seismic data acquisition system is the SYNTRAK 960-24 [TM] Multiple Streamer Telemetry System. This system consists of a shipboard central recording unit and streamer cable arrays that are towed behind a seismic survey vessel. Each streamer cable array includes data acquisition modules which collect the analog acoustic energy signals produced by air guns, convert the analog signals to digital signals and transmit the digitized data to the shipboard central recording unit via fiber optic or electronic transmission lines.

CS90 [TM] Gun Controller System.

     The GCS90 [TM] Gun Controller System is a seismic source controller that provides digitized source signatures to the operator, controls the firing time and provides real-time monitoring of the seismic source and firing times. The system is expandable from 8 to 128 guns.

Transducers and Arrays.

     The Company, through ITI, manufactures Poly Vinylidene Flouride ("PVDF") hydrophones for use in down hole arrays and other engineering applications. ITI also manufactures solid streamer cables for use in seismic markets.

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

Ocean Bottom Cable System.

     The Company's SYNTRAK 960-24 [TM] Ocean Bottom Cable System is a digital telemetry seismic data acquisition system designed for use in shallow water environments as well as in ocean bottom operations in congested and obstructed areas where conventional towed streamer arrays cannot be utilized efficiently. The system typically utilizes air guns mounted on a shooting vessel to transmit acoustic energy to the ocean floor and the seismic data reflected from subsea geologic structures is collected by sensors (either hydrophones, geophones or both, attached to either twisted-pair telemetry cables or fiber optic cables). The analog acoustic signals received by the sensors are converted to digital data by data acquisition modules and this data is transmitted to a shipboard central recording unit.

     Seismic contractors currently are developing techniques to deploy ocean bottom cables in connection with 4-D seismic surveys useful in hydrocarbon reservoir monitoring. The Company currently is extending the depth of operation to 1,000 meters and beyond to address the future requirements in reservoir monitoring and 4-D seismic operations. The SYNTRAK 960-24 [TM] Ocean Bottom Cable System's architecture has the flexibility to record multiple component data which the Company believes will be an important attribute in connection with 4-D reservoir monitoring. The Company has developed a small diameter ocean bottom cable to reduce problems of storage, weight and handling.

LAND AND TRANSITION ZONES

PolySeis ATS [TM] System.

     The Company developed the PolySeis ATS [TM] (All Terrain Seismic) System in conjunction with the Institute Francais du Petrole ("IFP"), a French government research agency, and introduced the system in late 1995. The PolySeis ATS [TM] System is a modular 24-bit radio and/or wireline telemetry seismic data acquisition system that can be configured by the user for either transition zone or land environments, or a combination of both environments. The PolySeis
ATS [TM] System is specifically adaptive to the unique requirements associated with exploration in transition zones or in regions that are inaccessible or difficult to reach such as lakes, swamps, jungles or mountainous areas.

     PolySeis ATS [TM] System acquires seismic data using a Remote Telemetry Unit ("RTU"). The PolySeis ATS [TM] System may be configured to use a combination of three-channel marine buoy RTUs and six-channel land box RTUs which allow synchronized signals to be transmitted to a portable recording unit or control recording system. The ability to utilize a combination of transition zone and land RTUs permits a large seismic survey to be conducted over diverse terrain. Each RTU acquires channels of seismic data and remotely transmits the data to a Data Concentrator Unit ("DCU") via radio or wireline telemetry. Depending upon the acquisition requirements, data may be recorded at the DCU using a portable recording unit attached to the DCU or at a remote central recording unit by way of fiber optic cable. The Company has recently added a local data storage ("LDS") capability to the product for use in areas where radio signals are not satisfactory for transmitting large volumes of digital data.

PolyTrak [TM].

     The Company's PolyTrak [TM] product is a radio carrier system used for tracking and messaging purposes. The system makes use of radio bandwidth and contains a range of mapping, navigation and database features utilized in survey, HSE (health, safety and environment) and related operations. In addition to its other software functions, the PolyTrak [TM] contains direct links to and from the Company's PolySeis ATS [TM] products.

CABLE SALES, MANUFACTURING, REPAIR AND MAINTENANCE.

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

     The Company manufactures a variety of fiber optic and copper wire cables for use with land seismic data acquisition systems. The cables are designed to be compatible with the Company's PolySeis ATS [TM] System and land seismic data acquisition systems manufactured by other companies. The Company manufactures land cables to satisfy its customers' specifications, including specifications relating to length, covering material and impedance.

PRODUCT DEVELOPMENT

     The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and related products depends to a substantial degree upon continued technological innovation. While the market for these systems and related products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Over the past three years, the Company has invested an average of 7.5% of its revenue toward the research and development of new products and the enhancement of current products. In addition, the Company has been involved in efforts with other companies to jointly develop technology. For example, the PolySeis ATS [TM] System was developed by a consortium consisting of the Company, IFP and two other companies. The Company is required to pay to the consortium a portion of the proceeds for sales of such products. The Company's acquisition of ITI provides the Company with additional products and advances the development of a new solid streamer cable for use in the military surveillance area as well as in the seismic data acquisition area. The Company actively solicits the views of its customers relating to their future needs with respect to seismic data acquisition systems and related products to help determine the direction and priority of its research and development activities.

     The Company is developing products that will enable the Company's existing 3-D seismic data acquisition systems to be used in connection with 4-D seismic surveys. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to record time intervals between two or more surveys. The process is well-suited for reservoir monitoring applications, and is intended to identify fluid movements and changes in the producing status of the reservoir. In addition, the Company is developing a seismic data acquisition system, utilizing the existing radio telemetry technology of the PolySeis ATS [TM] System, that would be capable of simultaneously recording a significantly greater number of channels than existing systems for use in connection with large scale 3-D seismic surveys conducted on land, in transition zones, and in deep water operations.

MARKETING

     The Company's principal customers for its seismic data acquisition systems are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers specifications or for their own seismic data libraries, and independent and foreign national oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. During 1998, 1997 and 1996, the three largest customers in each of those years, Customer A (1998, 1997, 1996), Customer B (1998, 1997, 1996), Customer C (1998), Customer D (1997) and Customer E (1996) accounted for a total of approximately 59%, 52% and 44%, respectively, of the Company's revenue. The Company's single largest customer, Customer A, in those years accounted for 39%, 29% and 16%, respectively, of revenue.

     The Company focuses a significant portion of its marketing efforts on areas outside the United States. The Company sells its products through a direct sales force consisting of Company employees and through several international third party sales representatives responsible for key geographic areas. Sales personnel generally have either (i) oil and gas exploration or production expertise or
(ii) experience in selling advanced technology-based systems.

     During fiscal 1998, 1997 and 1996, approximately 63%, 75% and 73%, respectively, of revenue was derived from sales to customers outside the United States. See Note 13 of Notes to Consolidated Financial Statements for geographic distribution of sales. In addition, systems sold to domestic customers are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses. See "Regulatory Matters" below.

     Sales are made on a variety of payment terms including standard 30-day credit, extended credit arrangements and lease/purchase arrangements usually with the credit secured by a security interest in the product. The Company's extended term credit arrangements in excess of one year typically require a down payment with the remaining amount evidenced by a promissory note from the customer that is secured by the equipment purchased. The promissory notes typically have maturities of 12 to 36 months, but may be longer, and bear interest at various annual rates. As of December 31, 1998, the outstanding amounts of such notes totaled approximately $19,422,000. Through February 28, 1999, the Company had an agreement with a commercial bank to sell up to a total of $15,000,000 of customer notes to the bank at 100% of the principal amount thereof, subject to the satisfaction of certain conditions, including the bank's approval of the creditworthiness of the customer issuing a note. The Company is obligated to repurchase these notes from the bank in the event of customer default or other covenant violations. As of December 31, 1998, the outstanding amount of notes sold to a commercial bank totaled approximately $3,149,000. As of February 28, 1999, the agreement was amended to eliminate the obligation of the bank to purchase additional notes. Although the Company has not experienced any material financial losses on notes receivables due to nonpayment by its customers, the significant cost of seismic survey equipment and the difficulty of repossessing such equipment outside of the United States could adversely affect the financial condition of the Company.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures or assembles its products, produces spare parts and renovates and repairs seismic survey equipment at its various facilities in Houston, Fort Worth, England, Singapore and China. Major components of the PolySeis ATS [TM] System are manufactured at facilities in France operated by the consortium that developed the system, of which a subsidiary of the Company is a member. A substantial portion of the electronic components and molded shapes used in its systems and products are purchased from third party vendors. The Company's manufacturing and product assembly operations consist of machining the necessary component parts, configuring these parts along with components received from various vendors, and assembling a final product. The Company maintains inventory, including work-in-process at different levels of completion, to enable the Company to satisfy specific configuration requirements of customers within the shortest amount of time.

     The Company occasionally has experienced supply or vendor quality control problems and the Company may experience supply or vendor quality control problems from time to time in the future. Such problems, if incurred, could significantly affect the Company's ability to meet production and sales commitments. Certain items, such as the 24-bit analog-to-digital converters and hybrid processors used in its SYNTRAK 960-24 [TM] towed array system and ocean bottom cable, and hydrophones with water depth limiting capability used with marine seismic cables, are purchased from sole source vendors. Although the Company attempts to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt the Company's ability to manufacture and sell certain products. Since the Company's components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of the Company's components and costly delays could result.

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

     The Company believes that technology and reliability are the primary basis of competition in the industry, as oil and gas exploration companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors include price, financing, customer support, installed base size and first-to-market advantage. The Company believes that it competes effectively with respect to each of these areas, although there can be no assurance that sales of the Company's products will not be adversely affected if its current competitors or new market entrants introduce new products with better functionality, performance, price or other characteristics than the Company's products.

BACKLOG

     The Company forecasts sales for its products and therefore maintains an inventory of components that can be used to assemble products on relatively rapid basis. As a result, the Company normally fills and ships customer orders within 90 to 180 days of receipt. The Company's backlog of firm orders at December 31, 1998, was approximately $37,450,000. The Company anticipates that substantially all of the backlog will be shipped during 1999.

INTELLECTUAL PROPERTY

     The Company presently holds patents that relate to many of the components of the marine seismic survey, ocean bottom cable, PVDF hydrophone and towed array product lines. The Company has used a combination of patents, trade secrets, copyrights, contracts and technical measures to protect its proprietary hardware and software technologies. While certain key technologies have been patented by the Company, it does not typically patent its proprietary technology, even where regarded as patentable. The Company believes that in most cases this technology is more effectively protected by system enhancements, innovations and maintaining confidentiality rather than through disclosure and a comprehensive patent enforcement program. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable or ineffective in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents. The Company also owns a number of trademarks.

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 626 persons worldwide, of whom 438 were employed in the United States. None of the Company's employees are unionized. The Company considers its relationship with its employees to be satisfactory. Since December 31, 1998, the Company has been conducting a detail review of the market for its products and the employment level appropriate to support that market. This review has resulted in the Company reducing its employee level by approximately 50 people between December 31, 1998 and the date of this report.

GEOGRAPHICAL INFORMATION

     Certain geographical information with respect to the Company's business is set forth in Note 13 of Notes to Consolidated Financial Statements and is incorporated by reference herein.

RELATIONSHIP WITH TECH-SYM

     Prior to the organization of GeoScience, Tech-Sym provided management and administrative assistance and oversight to Syntron, CogniSeis and Symtronix. Tech-Sym also provided working capital to Syntron, CogniSeis and Symtronix. After the organization of GeoScience, Tech-Sym has continued to provide such assistance and oversight to GeoScience, with the exception of CogniSeis due to its October 1997 sale, under substantially the same procedures for allocating costs as before the Company's organization. In 1996, Tech-Sym and GeoScience entered into a Corporate Services Agreement, Tax Allocation Agreement, Shareholder Agreement, Intercompany Credit Agreement and Stock Restriction and Registration Agreement for the purpose of defining the relationship between them. As a result of its ownership of a majority of the outstanding common stock of the Company, Tech-Sym is able, acting alone, to elect the entire Board of Directors of the Company and to approve any action requiring shareholder approval.

YEAR 2000 ("Y2K") COMPLIANCE

     Many currently installed computer systems and software products are not capable of distinguishing twenty-first century ("Y2K") dates. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties concurrent with the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

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

     Each subsidiary has reviewed its information technology ("IT") and operational systems and its manufacturing processes in order to identify those products, services or systems for Y2K compliance. As a result, the Company has determined that each subsidiary will be required to modify or replace certain information and operational systems so they will be Y2K compliant. These modifications and replacements are being, and will continue to be, made in conjunction with each subsidiary's overall systems initiatives. Each subsidiary has reviewed or is reviewing products previously sold and currently being sold or in design for future sales for Y2K compliance. Products with Y2K non-compliance issues are being identified and fixes/modifications, if any, are being developed. Identified Y2K product issues will be resolved by year end 1999. By the end of the second quarter of 1999, each subsidiary should be complete with their communications with suppliers, financial institutions and others with whom they do business to address conversion-related issues. The subsidiaries, and therefore the Company, cannot determine the complete status of Y2K compliance of its suppliers and financial institutions or what additional costs, if any, might be required by the Company until it completes the review of the responses received. Each subsidiary's management believes that non-compliance by their suppliers will be insignificant. However, failure of their financial institutions to be Y2K compliant could have a material effect on the Company's financial position or results of operations.

     The Company to date, has not incurred any material expenditures in connection with identifying, evaluating or remediating Y2K compliance issues. The Company estimates that the total cost of Y2K compliance activities will be less than $500,000 and that the amount expensed to date is less than $250,000. The costs consist mainly of employee and consultant labor expended evaluating the Company's IT systems, non-IT systems, products, and vendor Y2K issues. Total Y2K compliance expenses are not anticipated to be material to the Company's financial position or its results of operations. Y2K compliance for the majority of the Company's U.S. enterprise applications was achieved with the implementation of new automated accounting and finance systems in the third quarter of 1998. The same system is scheduled to be implemented in the first half of 1999 for the Company's foreign operations. Neither the cost of this system, nor its implementation costs, are included in the Company's estimate of Y2K remediating costs as the system was purchased mainly for other business reasons.

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

ITEM 2.  PROPERTIES

     Syntron operates from company-owned facilities comprising 192,000 square feet located on a 17.4 acre tract and leased facilities totaling 63,000 square feet located in Houston, Texas. ITI leases approximately 5,500 square feet in Fort Worth, Texas. Syntron's European subsidiary, Syntron Europe Limited, operates from a 54,500 square foot office and plant facility on a 2.8 acre tract owned by the company in Derbyshire, England. Syntron's Asian subsidiary, Syntron Asia Pte. Ltd., operates from a company-owned 33,300 square foot office and plant facility on a 1.4 acre tract it leases in Singapore.

     Symtronix conducts its operations from 6,600 square feet of office space leased in Houston, Texas.

     The Company believes that it has adequate and suitable facilities for the business levels expected over the next several years. The Company maintains customary compensation, liability and property insurance for all of its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "GSCI". At March 26, 1999, the Company had 25 stockholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the quarters indicated. The Company's common stock commenced trading on May 17, 1996.

                          PRICE RANGE OF COMMON STOCK

                                             1998              1997
                                        --------------    --------------
               QUARTER                  HIGH      LOW     HIGH      LOW
               -------                  -----    -----    -----    -----
First................................  $12 1/2  $10      $15      $11
Second...............................   14 1/2   10 1/4   13 3/4    9
Third................................   13 7/8    8 1/2   14 5/8    9 5/8
Fourth...............................   11        8 1/4   13 1/2    9 3/8

     The Company has not paid any dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data as of and for the five years ended December 31, 1998, have been derived from audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and the related notes thereto included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF INCOME DATA:
Revenue..............................  $ 122,933  $  94,451  $  90,896  $  61,590  $  47,374
Cost of revenue......................     83,808     60,566     57,134     35,452     22,701
                                       ---------  ---------  ---------  ---------  ---------
         Gross margin................     39,125     33,885     33,762     26,138     24,673
                                       ---------  ---------  ---------  ---------  ---------
Expenses:
    Selling, general and
      administrative expense.........     25,673     21,259     17,952     12,873     10,097
    Company-sponsored product
      development....................      8,579      7,902      6,707      6,876      5,461
    Interest expense.................      2,586      2,442      1,374      1,888        997
    Interest and other income, net...       (760)    (1,252)      (938)    (1,300)      (278)
                                       ---------  ---------  ---------  ---------  ---------
         Total expenses..............     36,078     30,351     25,095     20,337     16,277
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations before income
           taxes.....................      3,047      3,534      8,667      5,801      8,396
Provisions for income taxes..........        111      1,096      2,687      1,818      2,743
                                       ---------  ---------  ---------  ---------  ---------
         Income from continuing
           operations................      2,936      2,438      5,980      3,983      5,653
Discontinued operations:
    Gain on disposal(1)..............      4,573
    (Loss) income from
      operations(1)..................                (1,588)    (2,313)        (4)        66
    Loss from operations(2)..........                                        (435)      (926)
    Loss on disposal(2)..............                                        (144)
                                       ---------  ---------  ---------  ---------  ---------
         Net income..................  $   7,509  $     850  $   3,667  $   3,400  $   4,793
                                       ---------  ---------  ---------  ---------  ---------
PER SHARE DATA:
Earnings (loss) per common share:
    Continuing operations
         Basic and diluted...........  $     .29  $     .24  $     .63  $     .50  $     .72
    Discontinued operations
         Basic and diluted...........        .46       (.16)      (.24)      (.07)      (.11)
    Net income
         Basic and diluted...........        .75        .08        .39        .43        .61
Weighted average common shares
  outstanding:
    Basic............................      9,983     10,088      9,448      7,900      7,900
    Diluted..........................     10,008     10,109      9,451      7,900      7,900
OTHER DATA-CONTINUING OPERATIONS:
Capital expenditures.................  $   9,772  $   8,851  $   6,601  $   6,181  $   3,316
Depreciation and amortization........      8,312      6,055      4,721      4,105      3,354
                                                        AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (END OF PERIOD):
Working capital......................  $  42,132  $  36,718  $  36,863  $   6,161  $  10,225
Total assets.........................    150,850    148,190    123,826     98,890     66,669
Notes payable........................     29,883     29,832     16,197     11,681      4,343
Payable to Tech-Sym..................     10,423      9,823      5,126     23,554     14,940
Long-term debt.......................      5,413      9,445      4,620      5,386      2,728
Shareholders' investment.............     79,590     71,767     74,804     33,268     29,866

------------
(1) Relates to the discontinued geoscientific software subsidiary, CogniSeis Development, Inc., net of applicable income tax benefits and expenses. See
    Note 2 of Notes to Consolidated Financial Statements.

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

     On October 14, 1997 (the "disposal date"), The Company sold CogniSeis to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. The Company received payment in full of the note receivable on July 8, 1998 and realized a net gain of $4,573,000 on the sale.

     Oil prices remained depressed through most of 1998. As a result, several oil companies have announced reduced budgets for oil and gas exploration. In response, several of our customers have announced plans to reduce capital expenditures. This could cause cancellation or restructuring of orders, postponement of delivery or payment and a decrease in future orders. Continued depressed oil prices could result in lower sales in the future.

     Management's discussion and analysis of the results of operations reflects the reclassification of the discontinued operation.

1998 COMPARED TO 1997

     REVENUE. The Company's revenue for the year ended December 31, 1998, increased 30% to $122,933,000 from $94,451,000 in 1997. The $28,482,000 increase in revenue resulted from the increase in the number of new seismic vessels that were equipped during the year and the addition of a new customer that had historically produced its own equipment. Revenue from 24-bit electronic data modules increased $14,600,000 to $39,300,000 as compared to $24,700,000 in 1997.
Shipment of seismic cables increased only slightly over the prior year. The remaining increase in revenue was spread over the Company's other products and services.

     GROSS MARGIN. The Company's gross margin increased 15% or $5,240,000 to $39,125,000 from $33,885,000 in 1997. As a percentage of revenue, gross margin decreased to 32% in 1998 from 36% in 1997. The decrease in the gross margin percent for the year was primarily due to (i) a $6,000,000 provision to reduce the carrying value of the PolySeis product line inventory to the amount expected to be realized through future activity, (ii) increased warranty costs associated with certain hydrophones with depth limiting sensors, (iii) increased provision for inventory obsolescence and write-off and (iv) increased overhead costs, mainly for higher tangible property taxes as a result of larger inventory values. These increased costs more than offset the margin improvement that resulted from the higher volume of electronic data modules included in the product sales mix versus the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's consolidated selling, general and administrative expenses for 1998 increased 21% or $4,414,000 to $25,673,000 from $21,259,000 in 1997. These expenses as a percentage of revenue decreased to 21% in 1998 from 23% in 1997. The primary reasons for the increase were (i) increased royalty costs associated with the increased 24-bit module sales, (ii) costs associated with the IT System conversion, (iii) additional reserves for potential bad debts and (iv) other increases directly related to the increase in the business for the year.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Expenditures for company-sponsored product development were $8,579,000 for 1998 compared to $7,902,000 for 1997. The $677,000 increase over the prior year primarily resulted from the costs incurred to modify and enhance the PolySeis product line for the addition of local data storage capability, development of a new recording system and for continuing efforts to develop new reservoir monitoring equipment. The Company anticipates reservoir monitoring to be a major growth market for seismic equipment manufacturers in the future. Additionally, during the year the Company undertook the task of developing and converting its existing electronic seismic data collection products to fiber optic communication lines.

     INTEREST EXPENSE. Interest expense for 1998 increased to $2,586,000 from $2,442,000 in 1997. The $144,000 increase resulted from higher borrowing to support expenditures for capital equipment and facilities and to finance the growth in inventories.

     INTEREST AND OTHER INCOME, NET. For 1998, net interest and other income was $760,000 as compared to $1,252,000 in 1997. The $492,000 or 39% decrease resulted primarily from decreased income associated with financing certain customer sales.

     PROVISION FOR INCOME TAXES. The overall effective tax rate for the year was 25.6% as compared to 31% in 1997. The primary difference between this effective tax rate and the U.S. statutory rate of 35% is due to realization of the Foreign Sales Corporation ("FSC") benefit for 1997 and estimated FSC benefit for 1998. The recognition of the FSC benefits reduced the 1998 effective tax rate for continuing operations to 3.6% as compared to 31% in 1997.

     INCOME FROM CONTINUING OPERATIONS. The Company's 1998 income from continuing operations was $2,936,000 or $0.29 per share compared to $2,438,000 or $0.24 per share in 1997, reflecting the lower gross margin percentage, higher operating expenses and the favorable tax rate for the year.

     DISCONTINUED OPERATIONS. In 1998, upon resolution of certain provisions of the sale agreement and collection of the related receivable, the Company recognized a net gain of $4,573,000 or $0.46 per share on the sale of CogniSeis Development, Inc. In 1997, the Company recognized a loss on the operations of CogniSeis of $1,588,000 or $0.16 per share.

     NET INCOME. The Company's net income was $7,509,000 or $0.75 per share as compared to $850,000 or $0.08 per share in 1997, reflecting the net effect of the items described above.

1997 COMPARED TO 1996

     REVENUE. The Company's revenue for the year ended December 31, 1997, increased 4% to $94,451,000 from $90,896,000 in 1996. The $3,555,000 increase in revenue resulted from increased shipments of seismic cables and an unusually large contract awarded in the first quarter of the year to provide technical data services to potential bidders on oil exploration leases. The seismic products shipped in 1997 as compared to 1996 included more seismic cables and less data acquisition modules. Shipment of seismic cables increased 43% to $40,900,000 as compared to 1996, while shipments of data acquisition modules decreased 22% to $24,700,000 as compared to 1996. Aggressive competitive pricing on seismic cables and digital acquisition modules plus customers' delays in placing equipment orders until later in the third and fourth quarters hampered further revenue growth. The delayed placement of the equipment orders resulted in a year end backlog for seismic data acquisition equipment of approximately $52,300,000, a $42,300,000 increase over the 1996 year end backlog. The Company shipped substantially all of the backlog in 1998.

     GROSS MARGIN. The Company's gross margin increased $123,000, less than 1%, to $33,885,000 compared to $33,762,000 in 1996. As a percentage of revenue, gross margin decreased to 36% in 1997 from 37% in 1996. The margin decrease for the year was primarily due to (i) a change in sales mix whereby seismic cables, which typically carry lower margins than the digital data acquisition modules, represented 43% of the 1997 revenue as compared to 31% of 1996 revenue, (ii) increased engineering, manufacturing and warranty costs associated with the 24-bit seismic data acquisition module and (iii) increased manufacturing costs within the domestic seismic cable manufacturing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's consolidated selling, general and administrative expenses for 1997 increased $3,307,000 or 18% to $21,259,000. These expenses as a percentage of revenue increased to 23% in 1997 from 20% in 1996. The primary reasons for the increase were (i) increased commission costs associated with increased international sales, (ii) higher consulting costs associated with seismic cable sales, (iii) additional support personnel costs associated with higher employment levels added during the year in anticipation of accelerated business growth and (iv) the additional costs of managing the consolidated business and being a publicly traded company.

     COMPANY-SPONSORED PRODUCT DEVELOPMENT. Expenditures for company-sponsored product development were $7,902,000 for 1997 compared to $6,707,000 for 1996. The $1,195,000 or 18% increase over the prior year primarily resulted from the costs incurred for design changes to the 24-bit seismic data acquisition module and prototype costs related to efforts to develop new reservoir monitoring equipment. The design changes made to the 24-bit module during the year are expected to result in lower manufacturing costs for the product in future periods. The Company anticipates reservoir monitoring to be a major growth market for seismic equipment manufacturers in the future.

     INTEREST EXPENSE. Interest expense for 1997 increased to $2,442,000 from $1,374,000 in 1996. The $1,068,000 increase resulted from higher borrowings to support the increased expenditures for capital equipment and facilities, and to finance the growth in inventories and accounts receivables. Inventory growth occurred primarily in 24-bit data acquisition modules, seismic cables and PolySeis ATS [TM] System components. The increase in the receivable balance throughout the year resulted from extended payment terms given to certain customers combined with an increased level of product shipments.

     INTEREST AND OTHER INCOME, NET. For 1997, net interest and other income was $1,252,000 as compared to $938,000 in 1996. The $314,000 or 33% increase resulted from increased income associated with financing certain customer sales and increases in other miscellaneous income.

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

     DISCONTINUED OPERATION. The 1997 loss from the discontinued operation, $1,588,000 or $0.16 per share included CogniSeis' operating results through June 30, 1997, the measurement date, whereas the 1996 loss of $2,313,000 or $0.24 per share reflected a complete year of CogniSeis' operations.

     NET INCOME. The Company's net income was $850,000 or $0.08 per share as compared to $3,667,000 or $0.39 per share in 1996, reflecting the net effect of the items described above.

LIQUIDITY & CAPITAL RESOURCES

     During 1998, the Company satisfied its working capital and capital expenditure requirements by cash flows from operating activities, proceeds received on the note receivable related to the sale of a business in 1997, through borrowings from a financial institution and loans from an affiliate, Tech-Sym Corporation.

     At December 31, 1998, the Company's working capital was $42,132,000 as compared to $36,718,000 at December 31, 1997. The Company's operations provided cash in the amount of $3,726,000 in 1998 and used cash in the amount of $17,109,000 and $13,778,000 in 1997 and 1996, respectively. The cash provided from operations in 1998 primarily resulted from the improved net income over the prior year and collection of receivables, partially offset by growth in inventories.

     Receivables and long-term receivables are concentrated in large domestic and foreign oil and gas exploration companies. The Company performs periodic evaluations of the relative credit standing of these companies and attempts to limit the amount of exposure with any individual company. A significant amount, approximately 23%, of receivables are with foreign oil and gas exploration companies located in Russia and in China.

     At December 31, 1998 and 1997, gross inventories included $13,591,000 and $12,026,000, respectively, of electronic components related to the land seismic data acquisition system product line, PolySeis ATS [TM]. The Company, together with members of a consortium, developed this product line in late 1995. Modifications to enhance the product's reliability and market acceptance were made by the Company during 1998 and 1997. The Company has recently experienced sales to third parties and limited leasing activity, but believes that certain risks of market acceptance exist. The Company continues to actively issue quotations to prospective customers and expects to continue its PolySeis marketing and sales activities. In

January 1999, the Company shipped $1,100,000 of PolySeis inventory to a Chinese customer. The Company expects to generate additional revenue from the sale of the product in the latter half of 1999, but the timing of such transactions may be substantially delayed and such expected transactions may not materialize at all. The Company recognized leasing revenues related to the PolySeis product of approximately $800,000 for each of the years ended December 31, 1998 and 1997. The Company expects to generate similar leasing revenues in 1999.

     As a result of the limited market acceptance of the product to date and the competitive factors the Company currently faces, the Company determined that a writedown to reduce the carrying value of the PolySeis inventory to an estimate of its net realizable value was appropriate at December 31, 1998. A charge of $6,000,000 to cost of goods sold has been recognized in the Company's income statement for the year ended December 31, 1998 to recognize the effect of certain inventory for which no revenue is expected to be generated, certain expected promotional activities, the slower than expected market maturation and the obsolescence of certain components due to modifications in configurations and design.

     At December 31, 1998, the Company had short-term line of credit facilities aggregating $30,125,000 of which $4,760,000 was available for additional short-term borrowings. These lines of credit are substantially guaranteed by Tech-Sym. Through February 28, 1999, the Company had an agreement with a financial institution to sell up to a total of $15,000,000 of eligible customer notes receivable to the financial institution at 100% of the principal amount thereof, subject to approval of the credit worthiness of the customers issuing notes and the satisfaction of other conditions. The Company is obligated to repurchase these notes from the financial institution in the event of customer default or other covenant violations. As of December 31, 1998, the financial institution had purchased notes which, in the aggregate, would obligate the Company to repurchase $3,149,000 in principal amount of notes in the event of customer defaults. As of February 28, 1999, the agreement was amended to eliminate the obligation of the bank to purchase additional notes. To date, the Company has not experienced any financial losses due to nonpayment by its customers or other covenant violations. Tech-Sym currently guarantees the payment obligations of the Company under the repurchase agreement.

     It is expected that continuing investment will be required in capital equipment and facilities to enable the Company to operate efficiently and provide for business growth. During 1998, the Company completed construction of an 80,000 square foot production facility on its property located at 17200 Park Row, Houston, Texas. Capital expenditures for land, buildings and improvements, and machinery and equipment were $9,772,000, $9,552,000 and $7,649,000 for 1998,
1997 and 1996, respectively, and are expected to be approximately $5,000,000 in 1999. The Company believes that the funds required for working capital needs and capital expenditures will come from cash flows from operations, unused credit available under credit facilities, long term financing and loans from an affiliate.

FLUCTUATIONS IN OPERATING RESULTS

     Due to the relatively high sales price of a seismic data acquisition system (typically ranging from $1,500,000 to more than $10,000,000) and relatively low unit sales volume, the timing in the shipment of systems and the mix of other seismic products and services sold can produce significant fluctuations in quarter-to-quarter and year-to-year financial results. The Company believes that factors affecting such timing may include, among others, fluctuations in world oil and gas prices, political changes in other countries, technological changes in products sold, seasonality of end-user markets, availability of customer financing, lease/purchase decisions by customers, manufacturing lead times, shortages and quality control problems relating to system components manufactured by third parties and environmental issues.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GeoScience is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other. To date, the Company has not experienced any material effects, positively or negatively, to its financial position or results of operations due to changes in either interest rates or currency exchange rates. The Company did not have any marketable securities at December 31, 1998.

     GeoScience has not established a company policy regarding foreign currency hedging activities as the vast majority of its financial transactions are U.S. dollar based. The Company's policy regarding investments of cash is to limit its investments to marketable securities of investment grade rating, and to limit the amount of investment with any single institution. The emphasis is on capital preservation and immediate access to funds.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" and "Executive Officers of the Registrant" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of December 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("the Act"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions with Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of December 31, 1998, pursuant to Regulation 14A under the Act, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES.

     (a)  The following documents are filed as a part of this report:

          1.  FINANCIAL STATEMENTS:
              SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE F-1.

          2.  FINANCIAL STATEMENT SCHEDULE:
              SEE THE ACCOMPANYING "INDEX OF FINANCIAL STATEMENTS" AT PAGE F-1.

          3.  EXHIBITS:

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
           3.1*      --   Articles of Incorporation of GeoScience Corporation (Exhibit 3.1 to Registrant's
                          Registration Statement (No. 333-2986) on Form S-1, as amended).
           3.2*      --   Bylaws of GeoScience Corporation (Exhibit 3.2 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
           4.1*      --   Specimen Common Stock Certificate (Exhibit 4.2 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.1*+     --   Amended and Restated 1996 Equity Incentive Plan (Exhibit 10 (b) to Registrant's Quarterly
                          Report for the quarterly period ended June 30, 1997 (No. 0-28922).
          10.2*      --   Form of Corporate Services Agreement (Exhibit 10.2 to Registrant's Registration Statement
                          (No. 333-2986) on Form S-1, as amended).
          10.3*      --   Form of Intercompany Credit Agreement (Exhibit 10.3 to Registrant's Registration Statement
                          (No. 333-2986) on Form S-1, as amended).
          10.4*      --   Form of Tax Allocation Agreement (Exhibit 10.4 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.5*      --   Form of Shareholder Agreement (Exhibit 10.5 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.6*      --   Form of Stock Restriction and Registration Agreement (Exhibit 10.6 to Registrant's
                          Registration Statement (No. 333-2986) on Form S-1, as amended).
          10.7*      --   Loan Agreement dated December 6, 1996 between Registrant and Wells Fargo Bank (Texas) N.A.
                          (Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 (No. 0-28422)).
          10.8*      --   First Amendment dated April 30, 1997 to Loan Agreement dated December 6, 1996 between
                          Registrant and Wells Fargo Bank (Texas) N.A. (Exhibit 10.8 to Registrant's Annual Report
                          on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).
          10.9*      --   Second Amendment dated December 10, 1997 to Loan Agreement dated December 6, 1996 between
                          Registrant and Wells Fargo Bank (Texas) N.A. (Exhibit 10.9 to Registrant's Annual Report
                          on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).
          10.10      --   Third Amendment dated April 30, 1998, to Loan Agreement dated December 6, 1996, between
                          Registrant and Wells Fargo Bank (Texas) N.A.
          10.11      --   Fourth Amendment dated October 30, 1998, to Loan Agreement dated December 6, 1996, between
                          Registrant and Wells Fargo Bank (Texas) N.A.
          10.12*    --    Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo
                          Bank (Texas) N.A. (Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.13*    --    First Amendment dated April 30, 1997 to Amended and Restated Loan Agreement dated December
                          6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.11 to Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
          10.14*    --    Second Amendment dated December 10, 1997 to Amended and Restated Loan Agreement dated
                          December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.12 to
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (No.
                          0-28422)).
          10.15      --   Third Amendment dated April 30, 1998, to Amended and Restated Loan Agreement dated
                          December 6, 1996, between Syntron and Wells Fargo (Texas) N.A.
          10.16      --   Fourth Amendment dated October 30, 1998, to Amended and Restated Loan Agreement dated
                          December 6, 1996, between Synton and Wells Fargo Bank (Texas) N.A.
          10.17*+    --   Form of Nonemployee Director Stock Option Agreement.
          10.18*+    --   Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and J. Rankin
                          Tippins. (Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.19*+    --   Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Ray F. Thompson.
                          (Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 (No. 0-28422)).
          10.20*+    --   Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Richard F. Miles.
                          (Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 (No. 0-28422)).
          10.21*+    --   First Amendment dated June 21, 1994 to Termination Agreement dated May 1, 1991 between
                          Tech-Sym Corporation and Richard F. Miles. (Exhibit 10.17 to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.22*+    --   Executive Retirement Agreement, as amended and restated, dated April 30, 1992 between
                          Tech-Sym Corporation and Wendell W. Gamel. (Exhibit 10.18 to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.23*+    --   Executive Retirement Agreement, as amended and restated, dated April 30, 1992 for Ray F.
                          Thompson. (Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.24*+    --   Executive Retirement Agreement, as amended and restated, dated April 30, 1992 between
                          Tech-Sym Corporation and J. Rankin Tippins. (Exhibit 10.20 to Registrant's Annual Report
                          on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.25*+    --   Executive Retirement Agreement dated April 26, 1994 between Tech-Sym Corporation and
                          Richard F. Miles. (Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          21         --   Subsidiaries of GeoScience.
          23         --   Consent of Independent Accountants.
          24         --   Power of Attorney.
          27         --   Financial Data Schedule.

-----------
* Indicates documents incorporated by reference from the prior filing indicated.

+ Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

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

March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                          DATE
--------------------  ------------------------------------     ---------------
/s/ RAY F. THOMPSON            Vice President, Chief            March 30, 1999
    (RAY F. THOMPSON)            Financial Officer,
                                 Treasurer (Principal
                                 Financial and Accounting
                                 Officer) and Director
                             _
/s/ J. MICHAEL CAMP*          |
   (J. MICHAEL CAMP)          |
                              |
/s/ W. L. CREECH*             |
   (W. L. CREECH)             |
                              |
/s/ MICHAEL C. FORREST*       |
   (MICHAEL C. FORREST)       |
                              |
/s/ WENDELL W. GAMEL*         |Directors of the Registrant      March 30, 1999
   (WENDELL W. GAMEL)         |
                              |
/s/ CHRISTOPHER C. KRAFT, JR.*|
   (CHRISTOPHER C. KRAFT, JR.)|
                              |
/s/ EDWARD R. PRINCE, JR.*    |
   (EDWARD R. PRINCE, JR.)    |
                              |
/s/ J. RANKIN TIPPINS*        |
   (J. RANKIN TIPPINS)        |
                             _|
*By: /s/ RAY F. THOMPSON
     RAY F. THOMPSON
    (ATTORNEY-IN-FACT)

                             GEOSCIENCE CORPORATION
                         INDEX OF FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Financial Statements:
     Report of Independent
     Accountants.....................    F-2
     Consolidated Statement of Income
      for the years ended December
      31, 1998,
       1997 and 1996.................    F-3
     Consolidated Balance
      Sheet -- December 31, 1998 and
      1997...........................    F-4
     Consolidated Statement of Cash
      Flows for the years ended
       December 31, 1998, 1997 and
      1996...........................    F-5
     Consolidated Statement of
      Changes in Shareholders'
      Investment for the
       years ended December 31, 1998,
      1997 and 1996..................    F-6
     Notes to Consolidated Financial
      Statements.....................    F-7
Financial Statement Schedule:
     Schedule II -- Valuation and
      Qualifying Accounts and
      Reserves.......................   F-21

     All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of GeoScience Corporation

     In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of GeoScience Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 23, 1999, except as to paragraph 4 of Note 1, which is as of March 24, 1999

                             GEOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
Revenue..............................  $  122,933  $  94,451  $  90,896
Cost of revenue......................      83,808     60,566     57,134
                                       ----------  ---------  ---------
          Gross margin...............      39,125     33,885     33,762
                                       ----------  ---------  ---------
Expenses:
     Selling, general and
       administrative expense........      25,673     21,259     17,952
     Company-sponsored product
       development...................       8,579      7,902      6,707
     Interest expense................       2,586      2,442      1,374
     Interest and other income,
       net...........................        (760)    (1,252)      (938)
                                       ----------  ---------  ---------
                                           36,078     30,351     25,095
                                       ----------  ---------  ---------
          Income from continuing
             operations
             before income taxes.....       3,047      3,534      8,667
Provision for income taxes...........         111      1,096      2,687
                                       ----------  ---------  ---------
          Income from continuing
             operations..............       2,936      2,438      5,980
Discontinued operation:
     Gain on sale of CogniSeis, less
       applicable income tax expense
       of $2,476.....................       4,573
     Loss from operations of
       CogniSeis, less applicable
       income tax benefits of $714
       and $1,039, respectively......                 (1,588)    (2,313)
                                       ----------  ---------  ---------
          Net income.................  $    7,509  $     850  $   3,667
                                       ----------  ---------  ---------
Earnings (loss) per common share:
     Continuing operations -- basic
       and diluted...................  $      .29  $     .24  $     .63
     Discontinued operation -- basic
       and diluted...................         .46       (.16)      (.24)
                                       ----------  ---------  ---------
     Net income -- basic and
       diluted.......................  $      .75  $     .08  $     .39
                                       ==========  =========  =========
Weighted average common shares
  outstanding:
     Basic...........................       9,983     10,088      9,448
     Diluted.........................      10,008     10,109      9,451

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
ASSETS
Current assets:
     Cash and cash equivalents.......  $      659  $      799
     Receivables -- net..............      35,332      44,348
     Inventories -- net..............      65,046      54,940
     Other...........................       6,162       2,499
                                       ----------  ----------
          Total current assets.......     107,199     102,586
Property, plant and
  equipment -- net...................      28,334      25,440
Long-term receivables -- net.........       9,566      13,548
Other assets.........................       5,751       6,616
                                       ----------  ----------
          Total assets...............  $  150,850  $  148,190
                                       ==========  ==========
LIABILITIES
Current liabilities:
     Notes payable and current
      maturities of long-term debt...  $   29,883  $   29,832
     Accounts payable................      14,471      12,689
     Unearned revenue................         287       1,831
     Taxes on income.................       1,621       4,210
     Payable to Tech-Sym
      Corporation....................      10,423       9,823
     Other accrued liabilities.......       8,382       7,483
                                       ----------  ----------
          Total current
             liabilities.............      65,067      65,868
     Long-term debt..................       5,413       9,445
     Other liabilities and deferred
      credits........................         780       1,110
                                       ----------  ----------
          Total liabilities..........      71,260      76,423
                                       ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note
  12)
SHAREHOLDERS' INVESTMENT
Common stock -- authorized
 35,000,000 shares, $0.01 par
 value; issued 10,504,350 and
 10,498,850 shares...................         105         105
Additional capital...................      44,946      44,893
Accumulated earnings.................      40,956      33,447
Accumulated other comprehensive
 (loss)..............................        (103)       (364)
Common stock held in treasury,
 at cost (519,000 shares)............      (6,314)     (6,314)
                                       ----------  ----------
          Total shareholders'
             investment..............      79,590      71,767
                                       ----------  ----------
          Total liabilities and
             shareholders'
             investment..............  $  150,850  $  148,190
                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                         1998        1997        1996
                                       ---------  ----------  ----------
Cash flows from operating activities:
     Net income......................  $   7,509  $      850  $    3,667
     Adjustments to reconcile net
       income to net cash provided by
       (used for) operating
       activities:
          Depreciation and
             amortization............      8,312       8,016       7,149
          Gain on sale of CogniSeis..     (4,573)
          Deferred income taxes......     (2,182)       (671)       (624)
          Provision for inventory
             writedown...............      6,000
          Provision for bad debt.....      2,510         278         591
     Change in operating assets and
       liabilities:
          Receivables................      6,506     (21,072)     (3,093)
          Inventories................    (16,106)     (9,141)    (12,929)
          Other current assets.......       (399)       (627)        200
          Long-term receivables......     (5,743)       (640)     (6,909)
          Other assets...............        (23)       (859)     (2,334)
          Accounts payable...........      1,782       3,541      (3,034)
          Unearned revenue...........     (1,544)      2,344      (2,665)
          Taxes on income............     (2,622)       (229)      2,331
          Other liabilities..........      2,759        (646)      2,233
          Payable to Tech-Sym........      1,540       1,747       1,639
                                       ---------  ----------  ----------
               Net cash provided by
                 (used for) operating
                 activities..........      3,726     (17,109)    (13,778)
                                       ---------  ----------  ----------
Cash flows from investing activities:
     Capital expenditures............     (9,772)     (9,552)     (7,649)
     Proceeds from sale of CogniSeis.      8,256       8,929
     Payments for acquisitions, net
       of cash acquired..............                 (3,480)
     Investment in joint ventures....       (815)       (435)
                                       ---------  ----------  ----------
               Net cash used for
                  investing
                  activities.........     (2,331)     (4,538)     (7,649)
                                       ---------  ----------  ----------
Cash flows from financing activities:
     Net borrowings from (payments
       to) Tech-Sym Corporation......       (940)      2,950     (20,067)
     Net borrowings under lines of
       credit agreements.............        199      10,376       5,100
     Proceeds from long-term debt....        882       3,492         103
     Payments on long-term debt......     (1,729)     (1,400)     (1,453)
     Sale of notes receivable with
       recourse......................                  8,974
     Proceeds from issuance of common
       stock.........................                             40,428
     Proceeds from exercise of stock
       options.......................         53          16
     Purchase of treasury stock......                 (3,268)     (3,046)
                                       ---------  ----------  ----------
               Net cash (used for)
                  provided by
                  financing
                  activities              (1,535)     21,140      21,065
                                       ---------  ----------  ----------
Net decrease in cash and cash
  equivalents........................       (140)       (507)       (362)
     Cash and cash equivalents at
       beginning of period...........        799       1,306       1,668
                                       ---------  ----------  ----------
     Cash and cash equivalents at end
       of period.....................  $     659  $      799  $    1,306
                                       =========  ==========  ==========
Supplemental cash flow information:
Cash transactions:
     Interest paid to third parties..  $   2,126  $    2,804  $    1,226
     Income taxes paid...............      6,097       1,198         738
Noncash transactions:
     Reduction in balance of notes
       receivable sold with recourse.      3,342       2,482
     Settlement of CogniSeis note
       receivable ...................      1,244
     Note receivable, net, on sale of
       CogniSeis.....................                  5,883

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                         COMMON STOCK                                  OTHER COM-     TREASURY STOCK   SHAREHOLDERS'
                                       ----------------   ADDITIONAL   ACCUMULATED     PREHENSIVE    ----------------   INVESTMENT
                                       SHARES    AMOUNT    CAPITAL      EARNINGS     INCOME (LOSS)   SHARES   AMOUNT       TOTAL
                                       -------   ------   ----------   -----------   --------------  ------   -------  -------------
Balance, December 31, 1995...........      100    $  1     $  4,553      $28,930         $ (216)              $           $33,268
Comprehensive income for 1996:
  Net income.........................                                      3,667
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      adjustments....................                                                       487
      Total comprehensive income.....                                                                                       4,154
Issuance of GeoScience common
  stock..............................   10,398     104       40,324                                                        40,428
Acquisition of treasury shares.......                                                                  240     (3,046)     (3,046)
                                       -------   ------   ----------   -----------   --------------  ------   -------  -------------
Balance, December 31, 1996...........   10,498     105       44,877       32,597            271        240     (3,046)     74,804
Comprehensive income for 1997:
  Net income.........................                                        850
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      adjustments                                                                          (635)
      Total comprehensive income.....                                                                                         215
Issuance of common stock for stock
  options............................        1                   16                                                            16
Acquisition of treasury shares.......                                                                  279     (3,268)     (3,268)
                                       -------   ------   ----------   -----------   --------------  ------   -------  -------------
Balance, December 31, 1997...........   10,499     105       44,893       33,447           (364)       519     (6,314)     71,767
Comprehensive income for 1998:
  Net income.........................                                      7,509
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      adjustments....................                                                       261
      Total comprehensive income.....                                                                                       7,770
Issuance of common stock for stock
  options............................        5                   53                                                            53
                                       -------   ------   ----------   -----------   --------------  ------   -------  -------------
Balance, December 31, 1998...........   10,504    $105     $ 44,946      $40,956         $ (103)       519    $(6,314)    $79,590
                                       =======   ======   ==========   ===========   ==============  ======   =======  =============


  The accompanying notes are an integral part of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     GeoScience Corporation (the "Company"), a majority-owned (79.12%) subsidiary of Tech-Sym Corporation ("Tech-Sym"), and its subsidiaries designs, develops, manufactures and markets seismic data acquisition systems and related products and provides services for the oil and gas exploration and production industry.

     The Company was formed in March 1996 to effect the combination of certain wholly owned subsidiaries of Tech-Sym: Syntron, Inc. and subsidiaries ("Syntron"); CogniSeis Development, Inc. and subsidiaries ("CogniSeis"); and Symtronix Corporation ("Symtronix"). The reorganization was accounted for as combination of entities under common control and, accordingly, the net assets of the Company were recorded at their historical cost basis at that time.

     As discussed in Note 2, the Company sold its geoscientific software subsidiary, CogniSeis, on October 14, 1997. CogniSeis is presented as a discontinued operation in these financial statements. The presentation of the discontinued operation includes segregation of the net gain on the sale and the operating results of CogniSeis in the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 and the related income and expense footnotes. The net assets of the discontinued operation are not segregated in the Consolidated Statement of Cash Flows at December 31, 1997 and 1996.

     In December 1998, the Board of Directors of the Company and Tech-Sym committed to a plan to seek a strategic merger partner for the Company. On January 18, 1999, the Company and Tech-Sym signed an agreement to merge the Company with a third party, subject to stockholder and regulatory approval. The Company, Tech-Sym and the third party have subsequently terminated the proposed merger. The third party has paid the Company $3,000,000 in connection with such termination. The Company and Tech-Sym will continue to pursue opportunities to combine the Company's operations with a strategic partner.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of GeoScience Corporation and its subsidiaries after the elimination of intercompany transactions. Investments in a Chinese joint venture and a joint venture in the United Kingdom, over which the Company has significant influence, but not a controlling interest, are carried on the equity basis.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. It is possible that actual results could differ significantly from those estimates and that significant changes to estimates could occur. The Company's management believes that the estimates used in these financial statements are reasonable.

CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Revenue from the sale of hardware products is recognized at the time of shipment unless significant future obligations remain. Where significant future obligations exist, revenue is not recognized until obligations have been satisfied or are no longer significant. Revenue from equipment leases is recognized

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     ratably over the contract period. Unearned revenue represents advance payments for inventory shipped to customers where customer acceptance has not occurred.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined principally using the first-in, first-out method.

DEPRECIATION AND AMORTIZATION

     Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Major renewals and betterments are capitalized while minor replacements, maintenance, and repairs that do not extend useful lives are expensed. The costs and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts and the resultant gain or loss is recognized at that time.

     Intangible assets are amortized using the straight-line method over 5 to 15 years. Amortization expense from continuing operations was $1,188,000, $666,000 and $1,231,000 in 1998, 1997 and 1996, respectively. Amortization expense related to the discontinued operation was $1,068,000 and $1,345,000 in 1997 and 1996, respectively. Intangible assets of $4,071,000 and $4,941,000 at December 31, 1998 and 1997, respectively, are included in other assets and are net of accumulated amortization of $4,353,000 and $3,541,000 at December 31, 1998 and 1997, respectively.

LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company believes that no material impairment existed at December 31, 1998.

INCOME TAXES

     The provision for income taxes is computed based on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     The Company has not recorded a deferred income tax liability for additional U.S. Federal income taxes that would result from the distribution of earnings of its foreign subsidiaries, if they were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. It is not practicable at this time to determine unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries use their local currency as their functional currency. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are included within accumulated other comprehensive (loss) as a separate component of shareholders' investment.

STOCK BASED COMPENSATION

     In 1996, the Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123") ACCOUNTING FOR STOCK-BASED COMPENSATION. Upon adoption of FAS 123, the Company continued to measure

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has provided in Note 9 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

TRANSFER OF FINANCIAL ASSETS

     In 1997, the Company adopted Statement of Financial Accounting Standard No. 125 ("FAS 125") ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The Company did not sell any notes receivable to financial institutions in 1998. During 1997, the Company sold $8,974,000 of notes receivable to a financial institution. In accordance with FAS 125, the balance of the notes receivable of $3,149,000 and $6,492,000 at December 31, 1998 and 1997, respectively, is reflected as a note receivable and a corresponding note payable because the Company is contingently liable for the collection of the notes receivable sold.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128") EARNINGS PER SHARE for the year ended December 31, 1997. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Stock options are the only dilutive potential shares the Company has outstanding for all periods presented. At December 31, 1998, 1997 and 1996 options to acquire 663,000, 374,225 and 443,600 shares of common stock at weighted average exercise prices of $11.56, $13.22 and $13.13, respectively, were not included in the computations of dilutive earnings per share because the options' exercise price was greater than the average market price of the common shares.

     The weighted average common shares outstanding was 7,900,000 for all periods presented prior to the Company's public offering in May 1996. The public offering increased the shares outstanding by 2,597,600 shares giving effect to the issuance of 10,497,600 shares of GeoScience common stock.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130") REPORTING COMPREHENSIVE INCOME. This statement established standards for reporting and display of comprehensive income and its components. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. Accumulated other comprehensive income (loss) by component is summarized in the Consolidated Statement of Changes in Shareholders' Investment for all years presented. The tax benefit or expense related to the components of other comprehensive income were not significant.

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131") DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. FAS 131 supersedes FAS 14 FINANCIAL REPORTING FOR SEGMENTS of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of the Company, but did affect the disclosure of segment information (Note 13) and has been used for all years presented in these statements.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

POSTRETIREMENT BENEFIT PLANS

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 132 ("FAS 132") EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. FAS 132 amends Statements of Financial Accounting Standards No. 87, 88 and 106. The adoption of FAS 132 did not affect results of operations or the financial position of the Company.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for fiscal years beginning after June 15, 1999, and established accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- DISCONTINUED OPERATIONS

     Effective June 30, 1997 (the "measurement date"), the Company adopted a plan to sell its geoscientific software subsidiary, CogniSeis Development, Inc. Accordingly, the Consolidated Statement of Income of the Company was reclassified for 1997 and 1996 to report separately the results of the discontinued operation. The results of discontinued operations do not reflect any interest expense or management fees allocated by the Company.

     On October 14, 1997 (the "disposal date"), the Company sold CogniSeis to Paradigm Geophysical Corporation for cash of $8,929,000, net of certain liabilities assumed pursuant to the terms of the sale agreement, plus a note receivable. During 1998, the Company resolved uncertainties surrounding certain provisions of the sales agreement, received payment in full of the note receivable and realized a gain of $4,573,000, net of taxes on the sale.

     Summarized financial information for CogniSeis was as follows (in thousands except per share data):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Revenue..............................  $          $  11,398  $  22,858
Loss before benefit of income
taxes................................                (2,302)    (3,352)
Gain on sale of discontinued
  operation, net of income tax
  expense............................      4,573
Loss from the discontinued operation,
  net of income tax benefit..........                (1,588)    (2,313)
Income (loss) per common share from
  the discontinued operation:
     Basic and diluted...............  $     .46  $    (.16) $    (.24)

NOTE 3 -- RECEIVABLES AND LONG-TERM NOTES RECEIVABLE

     Receivables at December 31, 1998 and 1997 include trade accounts and the current portion of long-term notes receivable of $8,760,000 and $7,653,000, respectively, and are net of reserves for doubtful accounts of $1,049,000 and $895,000, respectively.

     The long-term portion of notes receivable on seismic equipment sales are net of reserves for doubtful accounts of $47,000 and $117,000 at December 31, 1998 and 1997, respectively. Long-term notes

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivable on seismic equipment sales bear interest at rates between 6.5%-11.2% and are due to the Company in monthly installments through December 2003. These long-term notes receivable are generally secured by equipment sold. At December 31, 1998, the current portion of notes receivable includes $3,149,000 sold to a financial institution with recourse. (see Notes 1 and 12 of Notes to Consolidated Financial Statements).

NOTE 4 -- INVENTORIES

     Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Raw materials........................  $  33,819  $  14,958
Work in process......................     14,388     16,154
Finished goods.......................     26,426     25,209
                                       ---------  ---------
                                          74,633     56,321
Less reserve ........................     (9,587)    (1,381)
                                       ---------  ---------
                                       $  65,046  $  54,940
                                       =========  =========

     At December 31, 1998 and 1997, gross inventories included $13,591,000 and $12,026,000, respectively, of electronic components related to the land seismic data acquisition system product line, PolySeis ATS [TM]. The Company, together with members of a consortium, first developed this product line in late 1995. Modifications to enhance the product's reliability and market acceptance were made by the Company during 1998 and 1997. The Company has recently experienced sales to third parties and limited leasing activity, but believes that certain risks of market acceptance exist. The Company continues to actively issue quotations to prospective customers and expects to continue its PolySeis marketing and sales activities. In January 1999, the Company shipped $1,100,000 of PolySeis inventory to a Chinese customer. The Company expects to generate additional revenues from the sale of the product in the latter half of 1999, but the timing of such transactions may be substantially delayed and such expected transactions may not materialize at all. The Company recognized leasing revenues related to the PolySeis product of approximately $800,000 for each of the years ended December 31, 1998 and 1997.

     As a result of the limited market acceptance of the product to date and the competitive factors the Company currently faces, the Company determined that a writedown to reduce the carrying value of the PolySeis inventory to an estimate of its net realizable value was appropriate at December 31, 1998. A charge of $6,000,000 to cost of goods sold has been recognized in the Company's income statement for the year ended December 31, 1998 to recognize the effect of certain inventory for which no revenue is expected to be generated, certain expected promotional activities, the slower than expected market maturation and the obsolescence of certain components due to modifications in configurations and design.

      The Company manages its inventory levels based upon its understanding of its customers and their capital budgets. On occasion, customers cancel or restructure orders, postpone delivery or announce plans to decrease future orders. These events could affect the realizability of the Company's recorded inventory.

     Included in finished goods inventories reflected above are components on loan to customers of $817,000 and $1,034,000 at December 31, 1998 and 1997, respectively.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are summarized as follows (dollars in thousands):

                                                        DECEMBER 31,
                                        ESTIMATED   ---------------------
                                          LIVES       1998        1997
                                        ---------   ---------  ----------
At cost:
     Land, buildings and
     improvements....................    10 - 35    $  12,234  $    9,120
     Machinery and equipment.........     3 - 12       28,932      24,585
     Lease units.....................      1 - 3        9,112       7,303
                                                    ---------  ----------
                                                       50,278      41,008
Less accumulated depreciation........                 (21,944)    (15,568)
                                                    ---------  ----------
                                                    $  28,334  $   25,440
                                                    =========  ==========

     Lease units represent systems at customer sites under operating leases or units held by the Company for leasing to customers. Such units are generally depreciated over three years. Accumulated depreciation on lease units reflected above totaled $3,110,000 and $2,718,000 as of December 31, 1998 and 1997,
respectively.

     Included in the value of leased units at December 31, 1998 and 1997, respectively, were $3,199,000 and $1,938,000 of PolySeis products, net of accumulated depreciation.

     Depreciation expense from continuing operations was $7,124,000, $5,389,000 and $4,023,000 for 1998, 1997 and 1996, respectively. Depreciation expense related to the discontinued operation was $893,000 and $1,083,000 for 1997 and 1996, respectively.

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 1998, the Company had short-term line of credit facilities aggregating approximately $30,125,000. Borrowings under these lines may be made in such amounts and at such maturities and interest rates as are offered by the bank and accepted by the Company at the time of each borrowing. The lines of credit contain certain restrictive covenants including limitations on asset sales, limitations on indebtedness, limitations on investments and certain financial covenants and ratios. At December 31, 1998 and 1997, borrowings under lines of credit were $25,365,000 and $25,139,000, respectively, and $4,760,000 was available for additional short-term borrowings at December 31, 1998. These borrowings were at a weighted average interest rate of 7.1% and 7.6% at December 31, 1998 and 1997. Included in the amounts outstanding at December 31, 1998 and 1997 are $24,675,000 and $24,928,000, respectively, which are guaranteed by Tech-Sym at 75.3%.

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of long-term debt are summarized as follows (dollars in thousands):

                                              DECEMBER 31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
     Term loan, unsecured at 5.30%, due
       in semi-annual installments
       maturing in 2000.................  $   1,514  $   1,783
     Real estate mortgage notes, due in
       monthly installments with
       interest at 8.15% to 9.9%
       maturity at various dates through
       2012.............................      2,358      2,597
     Notes secured by equipment, due in
       monthly installments with
       interest at 4.7% to 11.0%
       maturing at various dates through
       2003.............................      2,897      3,197
     Notes sold to a financial
       institution, with recourse, due
       in quarterly installments with
       interest at 6.72% maturing in
       1999.............................      3,149      5,848
     Notes sold to a financial
       institution, with recourse, due
       in monthly installments interest
       at prime plus 2.5% maturing in
       1998.............................                   644
     Other..............................         13         69
                                          ---------  ---------
                                              9,931     14,138
Less current maturities.................     (4,518)    (4,693)
                                          ---------  ---------
                                          $   5,413  $   9,445
                                          =========  =========

     The term loan is denominated in Singapore Dollars and is guaranteed by Tech-Sym under a letter of credit.

     At December 31, 1998, $2,565,000 of machinery and equipment and $4,171,000 of land, buildings and improvements were pledged as collateral to secure various long-term debt obligations.

     Future maturities of long-term debt are $4,518,000 in 1999, $2,270,000 in 2000, $1,108,000 in 2001, $697,000 in 2002, $124,000 in 2003 and $1,214,000
thereafter.

NOTE 7 -- INCOME TAXES

     The components of income (loss) before income taxes are summarized as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continuing operations:
     Domestic........................  $  (2,085) $    (504) $   7,567
     Foreign.........................      5,132      4,038      1,100
                                       ---------  ---------  ---------
                                           3,047      3,534      8,667
Discontinued operation:
     Domestic........................      7,049     (2,302)    (3,352)
                                       ---------  ---------  ---------
          Total income before income
             taxes...................  $  10,096  $   1,232  $   5,315
                                       =========  =========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes, including the discontinued operation, consists of the following (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Current tax expense:
     U.S. Federal....................  $   2,885  $     448  $   1,513
     State and local.................        140         35        103
     Foreign.........................      1,744        570        656
                                       ---------  ---------  ---------
          Total current..............      4,769      1,053      2,272
                                       ---------  ---------  ---------
Deferred tax (benefit) expense:
     U.S. Federal....................     (2,105)    (1,416)       (26)
     Foreign.........................        (77)       745       (598)
                                       ---------  ---------  ---------
          Total deferred.............     (2,182)      (671)      (624)
                                       ---------  ---------  ---------
          Total provision............  $   2,587  $     382  $   1,648
                                       =========  =========  =========

     The total provision for (benefit from) income taxes is as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continuing operations................  $     111  $   1,096  $   2,687
Discontinued operation:
     Loss from operations............                  (714)    (1,039)
     Gain on disposal................      2,476
                                       ---------  ---------  ---------
          Total provision............  $   2,587  $     382  $   1,648
                                       =========  =========  =========

     The overall income tax expense for 1998, 1997 and 1996 resulted in effective tax rates of 25.6%, 31% and 31%, respectively. The reasons for the difference between this effective tax rate and the U.S. statutory rate of 35% are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Continued operations:
     Federal taxes on income at
       statutory rates...............  $   1,066  $   1,237  $   3,033
     State income taxes, net.........         91         23         67
     Foreign Sales Corporation
       ("FSC") benefit.............       (1,089)      (273)      (651)
     Research and experimentation tax
       credit........................                  (114)       (33)
     Foreign tax expense, net........       (129)       (98)      (327)
     Nondeductible amortization......        191        202        352
     Other, net......................        (19)       119        246
                                       ---------  ---------  ---------
                                             111      1,096      2,687
Discontinued operation:
     Federal taxes on income at
       statutory rates...............      2,468       (806)    (1,173)
     Other, net......................          8         92        134
                                       ---------  ---------  ---------
                                           2,476       (714)    (1,039)

          Total provision............  $   2,587  $     382  $   1,648
                                       =========  =========  =========

     The income tax expense for 1998, 1997 and 1996 related to continuing operations resulted in an effective tax rate of 3.6%, 31% and 31%, respectively. The primary difference between the 1998 effective

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tax rate and the U.S. statutory rate of 35% is due to the realization of the final FSC benefit for 1997 and estimated FSC benefit for 1998.

     Deferred tax liabilities (assets) at December 31, 1998 and 1997 are comprised of the following (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Deferred tax liabilities:
     Depreciation....................  $   1,517  $   1,378
     Equity in earnings of
      affiliate......................         77
     Other...........................         35        101
                                       ---------  ---------
          Gross deferred tax
            liabilities..............      1,629      1,479
                                       ---------  ---------
Deferred tax assets:
     Inventory accounting and
      valuation allowance............     (4,065)    (1,158)
     Receivable valuation
      allowances.....................       (805)      (326)
     Warranty accrual................       (294)      (175)
     Accrual for self insurance......       (109)       (99)
     Intangible amortization.........       (558)      (417)
     Research and experimentation tax
      credit.........................       (579)      (579)
     Deferred gain on sale of
      CogniSeis......................                (1,272)
     Other...........................        (41)       (93)
                                       ---------  ---------
          Gross deferred tax
            assets...................     (6,451)    (4,119)
                                       ---------  ---------
     Deferred tax asset valuation
      allowance......................        579        579
                                       ---------  ---------
          Total deferred tax asset...  $  (4,243) $  (2,061)
                                       =========  =========

     A deferred tax asset valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. These amounts relate to the research and experimentation tax credit, which are expected to expire unused.

     Deferred tax assets of $5,023,000 and $1,759,000 were included in other current assets at December 31, 1998 and 1997, respectively. Deferred tax assets of $302,000 were included in other noncurrent assets at December 31, 1997. Deferred tax liabilities of $780,000 were included in other noncurrent liabilities at December 31, 1998.

NOTE 8 -- SHAREHOLDERS' INVESTMENT

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

NOTE 9 -- EQUITY INCENTIVE PLAN

     The Company's 1996 Equity Incentive Plan (the "Plan") covers 1,500,000 shares of common stock and permits the granting of any or all of the following types of awards: stock appreciation rights, stock options, restricted stock, dividend equivalents, performance units, automatic Director options, phantom shares, limited stock appreciation rights, bonus stock and cash tax rights. These awards are available to key employees of the Company; nonemployee members of the Board of Directors of Tech-Sym or GeoScience

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

("Nonemployee Directors") are only eligible to receive stock options and automatic Director options. Under the terms of the Plan, shares granted and subsequently cancelled are available for future grants. Options are granted at the fair market value of the common stock on the date of grant and have a ten year option life. Options granted to key employees vest ratably over a four year period; options granted to Nonemployee Directors vest six months from the date of grant.

     Options covering a total of 999,200 shares have been granted to key employees of the Company, Tech-Sym, and affiliates under the Plan. Options of 171,414 and 61,681 shares were exercisable at December 31, 1998 and 1997 with a weighted average exercise price of $11.74 and $12.75, respectively. At December 31, 1996, no options to employees under the Plan were exercisable. Nonemployee Director options covering a total of 131,000, 118,000 and 45,000 shares were exercisable at December 31, 1998, 1997 and 1996 with a weighted average exercise price of $14.13, $14.02 and $17.55, respectively. There were 631,025, 761,925 and 1,055,400 shares available for grant under the Plan at December 31, 1998, 1997 and 1996, respectively.

     Using the Black-Scholes model, the weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 were $7.45, $6.35 and $7.43 per share, respectively. The fair value of options at date of grant was estimated using the following weighted average assumptions:

                                              1998          1997          1996
                                           ----------    ----------    ---------
Expected life...........................   5.7 years     6.7 years     6.5 years
Interest rate...........................     5.59%         6.09%         6.58%
Volatility..............................      56%           54%           51%
Dividend yield..........................       0%            0%            0%

     Stock based compensation costs would have reduced pretax income by $1,279,000 in 1998 ($831,000 after tax and $.08 per share), $939,000 in 1997
($610,000 after tax and $.06 per share) and $714,000 in 1996 ($464,000 after tax and $.05 per share) if the fair value of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

     The following table summarizes activity under the Plan for each of the three years ended December 31, 1998:

                                         NUMBER
                                           OF         EXERCISE PRICE     WEIGHTED AVERAGE
                                         SHARES          PER SHARE        PRICE PER SHARE
                                        --------     -----------------   -----------------
Granted..............................    481,300        $12.00 - 17.55        $ 13.15
Expired or canceled..................    (37,700)        12.75 - 17.55          13.39
                                        --------
Outstanding, December 31, 1996.......    443,600         12.00 - 17.55          13.13
Granted..............................    387,100         9.375 - 13.00          10.42
Expired or canceled..................    (92,625)        9.375 - 17.55          12.52
Exercised............................     (1,250)                12.75          12.75
                                        --------
Outstanding, December 31, 1997.......    736,825         9.375 - 17.55          11.78
Granted..............................    261,800         9.50 - 13.875          13.43
Expired or canceled..................   (130,900)        9.375 - 13.75          11.58
Exercised............................     (5,500)        9.375 - 12.75           9.68
                                        --------
Outstanding, December 31, 1998.......    862,225         9.375 - 17.55          12.36
                                        ========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                                                OPTIONS OUTSTANDING
                                        ------------------------------------    OPTIONS EXERCISABLE
                                                     WEIGHTED                   --------------------
                                                     AVERAGE       WEIGHTED                WEIGHTED
                                                    REMAINING       AVERAGE                 AVERAGE
              RANGE OF                             CONTRACTUAL     EXERCISE                EXERCISE
           EXERCISE PRICES              SHARES         LIFE          PRICE      SHARES       PRICE
-------------------------------------   -------    ------------    ---------    -------    ---------
 $9.375 - 13.875 ....................   812,225         8.5         $ 12.04     252,414     $ 11.83
 13.875 - 17.55 .....................    50,000         7.5           17.55      50,000       17.55
                                        -------                                 -------
  9.375 - 17.55 .....................   862,225         8.4           12.36     302,414       12.77
                                        =======                                 =======

NOTE 10 -- BENEFIT PLANS

     The Company maintains a defined contribution retirement plan covering substantially all employees in the United States. The annual Company contributions to the plan from continuing operations were $443,000 for 1998, $400,000 for 1997 and $328,000 for 1996. The discontinued operation's contributions to the plan were $185,000 and $230,000 for 1997 and 1996, respectively. The Company's policy is to fund these retirement costs currently.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Tech-Sym provides management, financial and legal services to the Company and charges the Company a fee for such services in accordance with a Corporate Services Agreement. These fees represent reimbursement to Tech-Sym for corporate management and administrative services as well as charges for third party services. Direct costs incurred by Tech-Sym on behalf of the Company are charged to the Company as incurred, and indirect costs incurred by Tech-Sym are allocated to the Company based on payroll costs, operating revenue, tangible capital assets and inventory of the Company relative to Tech-Sym and its subsidiaries in the aggregate. Management believes the fees charged and costs allocated to the Company by Tech-Sym are reasonable.

     In addition, the Company had outstanding indebtedness to Tech-Sym and was charged interest on the indebtedness of $438,000, $738,000 and $1,040,000 for 1998, 1997 and 1996, respectively, on the outstanding balances pursuant to the Intercompany Credit Agreement. Interest was charged at a rate of 7.8% per annum in 1998, 8.5% per annum in 1997 and 8% per annum in 1996 which was the same rate charged under the Company's short-term lines of credit. Interest accrued on indebtedness to Tech-Sym is included in the payable to Tech-Sym. The borrowings from Tech-Sym are due on demand.

     The following table presents changes in the payable to Tech-Sym for years 1998, 1997 and 1996 (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         1998       1997        1996
                                       ---------  ---------  ----------
Beginning balance....................  $   9,823  $   5,126  $   23,554
Income tax allocations...............                            (1,213)
Management, financial and legal
  services...........................      2,021      1,748       1,812
Interest charges.....................        438        738       1,040
Payments on interest and services....     (1,260)      (752)
Net borrowings (payments)............       (940)     2,950     (20,067)
Other................................        341         13
                                       ---------  ---------  ----------
Ending balance.......................  $  10,423  $   9,823  $    5,126
                                       =========  =========  ==========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average noninterest bearing borrowings from Tech-Sym outstanding during 1998, 1997 and 1996 were $2,338,000, $387,000 and $1,517,000, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, receivables and long-term receivables. The Company places its cash and cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Credit risk with respect to receivables and long-term receivables is concentrated in large domestic and foreign oil and gas exploration companies. The Company performs periodic evaluations of the relative credit standing of these companies and attempts to limit the amount of exposure with any individual company. A significant amount, approximately 23%, of trade and notes receivables are with foreign oil and gas exploration companies located in Russia and in China.

FINANCIAL INSTRUMENTS

     The Company enters into various types of financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading purposes nor does it hold interest rate, leveraged or other types of derivative financial instruments.

     The carrying value of the Company's financial instruments approximated fair value at December 31, 1988 and 1997. Cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of long-term receivables is based on the present value of expected cash flows and debt is estimated based on competitive interest rates.

LEASE COMMITMENTS

     The Company leases manufacturing and other facilities under certain long term agreements, which expire at various dates through 2023. Total rentals charged to operations under such operating leases for 1998, 1997 and 1996 were $758,000, $697,000 and $713,000, respectively.

     Future minimum rental commitments under all noncancelable operating leases in effect at December 31, 1998 totaled $3,194,000 and are payable as follows:
$520,000 in 1999; $521,000 in 2000; $459,000 in 2001; $324,000 in 2002; $72,000
in 2003 and $1,298,000 thereafter.

LITIGATION

     In the ordinary course of business the Company is involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

OTHER COMMITMENTS AND CONTINGENCIES

     In accordance with the provisions of a note purchase agreement with a financial institution, the Company had the ability to sell up to $15,000,000 of eligible notes receivable. At December 31, 1998, the Company is contingently liable (in the event of customer default or covenant violations) for notes receivable sold to the financial institution of $3,149,000. As of February 28, 1999, the agreement was amended to eliminate the obligation of the bank to purchase additional notes.

     In the ordinary course of business, the Company pays royalties on a percentage of the net sales of certain products in connection with assignments to the Company of intellectual property rights with respect to such products. Generally these royalties are payable until the Company is no longer using the

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

intellectual property rights. Royalty expense from continuing operations aggregated $2,418,000, $1,352,000 and $2,104,000 in 1998, 1997 and 1996,
respectively. Royalty expense related to the discontinued operation was $368,000 and $47,000 in 1997 and 1996, respectively.

     The Company has no commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

NOTE 13 -- SEGMENT INFORMATION

     In 1998, the Company adopted FAS 131. The Company manages its business primarily on a product basis; the Company has one reportable segment. The Company's reportable segment is comprised of operations in Europe, Asia and the United States. The reportable segment provides products and services as described in Note 1. The accounting policies of the segment are those described in the "Summary of Significant Accounting Policies" in Note 1. The prior years segment information has been restated to present the Company's reportable segment.

     Included in the interest and other income caption of the consolidated Statement of Income is the Company's equity in the net income of joint venture investments. The net income of such investments totaled $203,000, $30,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Investments in the joint ventures totaled $1,250,000 and $435,000 for the years ended December 31, 1998 and 1997, respectively. Such amounts are classified within the other long-term assets caption of the balance sheet.

     Revenue related to continuing operations in the United States and other foreign countries for the years ended December 31, 1998 and 1997 are presented below. Revenue related to continuing operations in the United States and other foreign countries for the year ended December 31, 1996 is excluded as presenting such information is not practical. Long-lived assets related to continuing operations in the United States and other foreign countries as of the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
Revenue from unaffiliated customers:
     United States...................  $   45,844  $  23,682
     Norway..........................      40,337     32,232
     Other foreign...................      36,752     38,537
                                       ----------  ---------
          Total......................  $  122,933  $  94,451
                                       ==========  =========
Long-lived assets at end of year:
     United States...................  $   27,515  $  22,133  $  18,432
     United Kingdom..................       2,761      2,564      2,836
     Singapore.......................       2,128      2,203      2,817
                                       ----------  ---------  ---------
          Total......................  $   32,404  $  26,900  $  24,085
                                       ==========  =========  =========

                             GEOSCIENCE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A relatively small number of customers have accounted for most of the Company's revenue. The Company's three largest customers in 1998, 1997 and 1996 accounted for 59%, 52% and 44% of total revenue, as follows:

                                             1998         1997         1996
                                          -----------  -----------  -----------
Customer A..............................          39%          29%          16%
Customer B..............................          11           11           15
Customer C..............................           9
Customer D..............................                       12
Customer E..............................                                    13

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION

     The following is a summary of unaudited quarterly financial data for the years 1998 and 1997 (in thousands, except per share amounts):

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                        MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        --------    --------    -------------    ------------
1998:
  Revenue............................   $33,311     $ 33,201       $24,666         $ 31,755
  Gross margin.......................    13,260       13,762        10,293            1,810
  Net income (loss) from continuing
     operations......................     2,318        3,009         1,532           (3,923)
  Net gain (loss) from disposition of
     discontinued operation..........                  4,250           614             (291)
  Net income (loss)..................     2,318        7,259         2,146           (4,214)
  Earnings (loss) per common share:
     Continuing operations-basic and
       diluted.......................   $   .23     $    .30       $   .15         $   (.39)
     Discontinued operation-basic....                    .43           .06             (.03)
     Discontinued
       operation-diluted.............                    .42           .06             (.03)
     Net income-basic................       .23          .73           .21             (.42)
     Net income-diluted..............       .23          .72           .21             (.42)

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                        MARCH 31    JUNE 30     SEPTEMBER 30     DECEMBER 31
                                        --------    --------    -------------    ------------
1997:
  Revenue............................   $23,330     $ 23,322       $18,163         $ 29,636
  Gross margin.......................     8,006       10,014         5,584           10,281
  Net income (loss) from continuing
     operations......................       424        1,111        (1,434)           2,337
  Net loss from discontinued
     operation.......................      (642 )       (946)
  Net income (loss)..................      (218 )        165        (1,434)           2,337
  Earnings (loss) per common share:
     Continuing operations-basic and
       diluted.......................   $   .04     $    .11       $  (.14)        $    .23
     Discontinued operation-basic and
       diluted.......................      (.06 )       (.09)
     Net income-basic and diluted....      (.02 )        .02          (.14)             .23

     Earnings per common share are computed for each of the quarters presented and therefore may not sum to the totals for the year.

                             GEOSCIENCE CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

================================================================================

                                                    CHARGED                              CHARGED
                                                   TO COSTS                             TO COSTS
                                        BALANCE       AND                    BALANCE       AND                    BALANCE
          RESERVES DEDUCTED             AT END     EXPENSES    DEDUCTIONS     AT END    EXPENSES    DEDUCTIONS     AT END
             FROM ASSETS                OF 1995      1996         1996       OF 1996      1997         1997       OF 1997
-------------------------------------  ---------   ---------   -----------   --------   ---------   -----------   --------
    Deferred Tax Asset Valuation.....   $   644                   $  65       $  579                               $  579
    Inventory........................     1,036        218                     1,254        127                     1,381
    Current receivables..............       329        591          126          794        227          126          895
    Long-term receivables............       406                     340           66         51                       117

                                        CHARGED
                                       TO COSTS
                                          AND                    BALANCE
          RESERVES DEDUCTED            EXPENSES    DEDUCTIONS     AT END
             FROM ASSETS                 1998         1998       OF 1998
-------------------------------------  ---------   -----------   --------
    Deferred Tax Asset Valuation.....                            $   579
    Inventory........................    10,125        1,919       9,587
    Current receivables..............     2,510        1,029       2,376
    Long-term receivables............                     70          47

     The exhibits indicated by an asterisk (*) are incorporated by reference to a prior filing as indicated in parentheses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
           3.1*      --   Articles of Incorporation of GeoScience Corporation (Exhibit 3.1 to Registrant's
                          Registration Statement (No. 333-2986) on Form S-1, as amended).
           3.2*      --   Bylaws of GeoScience Corporation (Exhibit 3.2 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
           4.1*      --   Specimen Common Stock Certificate (Exhibit 4.2 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.1*      --   Amended and Restated 1996 Equity Incentive Plan (Exhibit 10 (b) to Registrant's Quarterly
                          Report for the quarterly period ended June 30, 1997 (No. 0-28922).
          10.2*      --   Form of Corporate Services Agreement (Exhibit 10.2 to Registrant's Registration Statement
                          (No. 333-2986) on Form S-1, as amended).
          10.3*      --   Form of Intercompany Credit Agreement (Exhibit 10.3 to Registrant's Registration Statement
                          (No. 333-2986) on Form S-1, as amended).
          10.4*      --   Form of Tax Allocation Agreement (Exhibit 10.4 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.5*      --   Form of Shareholder Agreement (Exhibit 10.5 to Registrant's Registration Statement (No.
                          333-2986) on Form S-1, as amended).
          10.6*      --   Form of Stock Restriction and Registration Agreement (Exhibit 10.6 to Registrant's
                          Registration Statement (No. 333-2986) on Form S-1, as amended).
          10.7*      --   Loan Agreement dated December 6, 1996 between Registrant and Wells Fargo
                          Bank (Texas) N.A. (Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.8*      --   First Amendment dated April 30, 1997 to Loan Agreement dated December 6, 1996 between
                          Registrant and Wells Fargo Bank (Texas) N.A. (Exhibit 10.8 to Registrant's Annual Report
                          on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).
          10.9*      --   Second Amendment dated December 10, 1997 to Loan Agreement dated December 6, 1996 between
                          Registrant and Wells Fargo Bank (Texas) N.A. (Exhibit 10.9 to Registrant's Annual Report
                          on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).
          10.10      --   Third Amendment dated April 30, 1998, to Loan Agreement dated December 6, 1996, between
                          Registrant and Wells Fargo Bank (Texas) N.A.
          10.11      --   Fourth Amendment dated October 30, 1998, to Loan Agreement dated December 6, 1996, between
                          Registrant and Wells Fargo Bank (Texas) N.A.
          10.12*    --    Amended and Restated Loan Agreement dated December 6, 1996 between Syntron and Wells Fargo
                          Bank (Texas) N.A. (Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.13*    --    First Amendment dated April 30, 1997 to Amended and Restated Loan Agreement dated December
                          6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.11 to Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1997 (No. 0-28422)).
          10.14*    --    Second Amendment dated December 10, 1997 to Amended and Restated Loan Agreement dated
                          December 6, 1996 between Syntron and Wells Fargo Bank (Texas) N.A. (Exhibit 10.12 to
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (No.
                          0-28422)).
          10.15      --   Third Amendment dated April 30, 1998, to Amended and Restated Loan Agreement dated
                          December 6, 1996, between Syntron and Wells Fargo (Texas) N.A.

        EXHIBIT
         NUMBER                                            DESCRIPTION OF EXHIBITS
------------------------  ------------------------------------------------------------------------------------------
          10.16      --   Fourth Amendment dated October 30, 1998, to Amended and Restated Loan Agreement dated
                          December 6, 1996, between Synton and Wells Fargo Bank (Texas) N.A.
          10.17      --   Form of Nonemployee Director Stock Option Agreement.
          10.18*    --    Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and J. Rankin
                          Tippins. (Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.19*    --    Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Ray F. Thompson.
                          (Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 (No. 0-28422)).
          10.20*    --    Termination Agreement dated May 1, 1991 between Tech-Sym Corporation and Richard F. Miles.
                          (Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1996 (No. 0-28422)).
          10.21*    --    First Amendment dated June 21, 1994 to Termination Agreement dated May 1, 1991 between
                          Tech-Sym Corporation and Richard F. Miles. (Exhibit 10.17 to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.22*    --    Executive Retirement Agreement, as amended and restated, dated April 30, 1992 between
                          Tech-Sym Corporation and Wendell W. Gamel. (Exhibit 10.18 to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.23*    --    Executive Retirement Agreement, as amended and restated, dated April 30, 1992 for Ray F.
                          Thompson. (Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.24*    --    Executive Retirement Agreement, as amended and restated, dated April 30, 1992 between
                          Tech-Sym Corporation and J. Rankin Tippins. (Exhibit 10.20 to Registrant's Annual Report
                          on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          10.25*    --    Executive Retirement Agreement dated April 26, 1994 between Tech-Sym Corporation and
                          Richard F. Miles. (Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 0-28422)).
          21         --   Subsidiaries of GeoScience.
          23         --   Consent of Independent Accountants.
          24         --   Power of Attorney.
          27         --   Financial Data Schedule.