Form 10-Q
period 1999-03-31
GEOSCIENCE CORP
filed 1999-05-12
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.


                         COMMISSION FILE NUMBER 0-28422

                             GEOSCIENCE CORPORATION
             (Exact name of Registrant as specified in its charter)

          NEVADA                                       76-0497775
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

10500 WESTOFFICE DRIVE, SUITE 200, HOUSTON, TEXAS           77042
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

Yes [X]       No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON                                     OUTSTANDING AT APRIL 30, 1999
----------------------------                       -----------------------------
Common Stock, $.01 par value                                9,985,350

                                    FORM 10-Q

                             GEOSCIENCE CORPORATION

                                TABLE OF CONTENTS


                                                                        PAGE NO.

Part I. Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheet  March 31, 1999 (unaudited)
        and December 31, 1998                                                 1

     Consolidated Statement of Income for the quarter ended
        March 31, 1999 and 1998, (unaudited)                                  2

     Consolidated Statement of Cash Flows for the quarter ended March 31,
        1999 and 1998, (unaudited)                                            3

     Consolidated Statement of Changes in Shareholders' Investment for the
        quarter ended March 31, 1999 and 1998, (unaudited)                    4

     Notes to Consolidated Financial Statements                             5-6

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7-8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                    9

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                             GEOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                  March 31, 1999    December 31, 1998
                                                                  --------------    -----------------
                                                                   (unaudited)
ASSETS
Current assets
         Cash and cash equivalents ............................   $          884    $             659
         Receivables, net .....................................           36,722               35,332
         Inventories, net .....................................           67,106               65,046
         Other ................................................            6,513                6,162
                                                                  --------------    -----------------
            Total current assets ..............................          111,225              107,199
Property, plant and equipment, net ............................           27,332               28,334
Long-term receivables, net ....................................           12,862                9,566
Other assets ..................................................            5,233                5,751
                                                                  --------------    -----------------
            Total assets ......................................   $      156,652    $         150,850
                                                                  ==============    =================
LIABILITIES
Current liabilities
         Notes payable and current maturities of long-term debt   $       28,362    $          29,883
         Accounts payable .....................................           19,198               14,471
         Unearned revenue .....................................              301                  287
         Taxes on income ......................................            1,893                1,621
         Payable to Tech-Sym Corporation ......................           10,615               10,423
         Other accrued liabilities ............................            7,918                8,382
                                                                  --------------    -----------------
            Total current liabilities .........................           68,287               65,067
Long-term debt ................................................            5,905                5,413
Other liabilities and deferred credits ........................              736                  780
                                                                  --------------    -----------------
            Total liabilities .................................           74,928               71,260

SHAREHOLDERS' INVESTMENT
Common stock - authorized 35,000,000 shares,
  $.01 par value; issued 10,504,350 shares ....................              105                  105
Additional capital ............................................           44,946               44,946
Accumulated earnings ..........................................           43,521               40,956
Accumulated other comprehensive loss ..........................             (534)                (103)
Common stock held in treasury,
  at cost (519,000 shares) ....................................           (6,314)              (6,314)
                                                                  --------------    -----------------

            Total shareholders' investment ....................           81,724               79,590
                                                                  --------------    -----------------
            Total liabilities and shareholders' investment ....   $      156,652    $         150,850
                                                                  ==============    =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           For the Quarter
                                                            Ended March 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Revenue ............................................     $ 30,142      $ 33,311

Cost of revenue ....................................       18,861        20,051
                                                         --------      --------
         Gross margin ..............................       11,281        13,260

Expenses:
  Company-sponsored product development ............        2,406         1,901
  Selling, general and administrative expense ......        6,942         7,393
  Interest expense .................................          848           755
  Interest and other income, net ...................       (2,633)         (148)
                                                         --------      --------
         Income before income taxes ................        3,718         3,359

Provision for income taxes .........................        1,153         1,041
                                                         --------      --------

         Net income ................................     $  2,565      $  2,318
                                                         ========      ========
Earnings per common share - basic and diluted ......     $    .26      $    .23

Weighted average common shares outstanding

         Basic .....................................        9,985         9,980
         Diluted ...................................       10,014         9,995

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      For the Quarter
                                                                      Ended March 31,
                                                                    --------------------
                                                                      1999        1998
                                                                    --------    --------
Cash flows from operating activities
   Net income ...................................................   $  2,565    $  2,318
   Adjustments to reconcile net income to net
       cash provided by (used for) operating activities
         Depreciation and amortization ..........................      2,462       2,498
         Merger termination settlement ..........................     (3,000)
   Change in operating assets and liabilities
       Receivables ..............................................     (1,390)      4,175
       Inventories ..............................................     (2,060)         90
       Other current assets .....................................       (351)       (768)
       Long-term receivables ....................................     (4,083)        910
       Other assets .............................................        101        (357)
       Accounts payable .........................................      4,727      (1,296)
       Unearned revenue .........................................         14          33
       Taxes on income ..........................................        272         608
       Payable to Tech-Sym ......................................       (838)        605
       Other liabilities ........................................       (872)      1,680
                                                                    --------    --------
             Net cash (used for) provided by operating activities     (2,453)     10,496
                                                                    --------    --------
Cash flows from investing activities
   Capital expenditures .........................................     (1,222)     (2,685)
   Other ........................................................          7          52
                                                                    --------    --------
            Net cash used for investing activities ..............     (1,215)     (2,633)
                                                                    --------    --------
Cash flows from financing activities
   Net borrowings from (payments to) Tech-Sym Corporation .......      1,030      (1,960)
   Net payments under line of credit agreements .................       (627)     (4,258)
   Proceeds from long-term debt .................................        806         856
   Payments on long-term debt ...................................       (316)       (124)
   Merger termination proceeds (Note 6) .........................      3,000
                                                                    --------    --------
            Net cash provided by (used for) financing activities       3,893      (5,486)
                                                                    --------    --------
Net increase in cash and cash equivalents .......................        225       2,377
   Cash and cash equivalents at beginning of period .............        659         799
                                                                    --------    --------
   Cash and cash equivalents at end of period ...................   $    884    $  3,176
                                                                    ========    ========
Non Cash Transactions
   Reduction in balance of notes receivable sold with recourse ..   $    787    $    850

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             GEOSCIENCE CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
            FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Accumulated
                                                                                     Other                              Total
                                         Common Stock    Additional  Accumulated  Comprehensive    Treasury Stock    Shareholders'
                                        Shares   Amount   Capital     Earnings    Income (Loss)    Shares  Amount     Investment
                                       -------  -------  ----------  -----------  -------------   -------  -------   -------------
Balance, December 31, 1998 ...........  10,504  $   105  $   44,946  $    40,956  $        (103)      519  $(6,314)  $      79,590

Comprehensive income for 1999
   Net income ........................                                     2,565
   Other comprehensive
      Income (loss), net of tax
       Foreign currency
          translation adjustments ....                                                     (431)
           Total comprehensive income                                                                                        2,134
                                       -------  -------  ----------  -----------  -------------   -------  -------   -------------

Balance, March 31, 1999 ..............  10,504  $   105  $   44,946  $    43,521  $        (534)      519  $(6,314)  $      81,724
                                       =======  =======  ==========  ===========  =============   =======  =======   =============
                                                                                   Accumulated
                                                                                     Other                              Total
                                         Common Stock    Additional  Accumulated  Comprehensive    Treasury Stock    Shareholders'
                                        Shares   Amount   Capital     Earnings    Income (Loss)    Shares  Amount     Investment
                                       -------  -------  ----------  -----------  -------------   -------  -------   -------------
Balance at December 31, 1997 .........  10,499  $   105  $   44,893  $    33,447  $        (364)      519  $(6,314)  $      71,767

Comprehensive income for 1998
   Net income ........................                                     2,318
   Other comprehensive
      income, net of tax
       Foreign currency
          translation adjustments ....                                                      202
           Total comprehensive income                                                                                        2,520
                                       -------  -------  ----------  -----------  -------------   -------  -------   -------------

Balance, March 31, 1998 ..............  10,499  $   105  $   44,893  $    35,765  $        (162)      519  $(6,314)  $      74,287
                                       =======  =======  ==========  ===========  =============   =======  =======   =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             GEOSCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements of GeoScience Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto appearing in the Company's Form 10-K for the year ended December 31, 1998.

           In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist only of normal recurring items.

           The consolidated statements of income for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

           Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

           Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                            MARCH 31, 1999    DECEMBER 31, 1998
                                            --------------    -----------------
Raw materials ...........................   $       34,772    $          33,819
Work in progress ........................           12,012               14,388
Finished goods ..........................           28,106               26,426
                                            --------------    -----------------
                                                    74,890               74,633
Less reserve ............................           (7,784)              (9,587)
                                            --------------    -----------------
                                            $       67,106    $          65,046
                                            ==============    =================

NOTE 3 - PER SHARE DATA

           Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding for all periods presented. Outstanding options to purchase 485,000 and 520,700 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended March 31, 1999 and 1998, respectively, because to do so would have been anti-dilutive using the treasury stock method.

NOTE 4 - RECENT PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. The Company has historically not engaged in significant derivative instrument activity. Adoption of FAS 133 is not expected to have a material effect on the Company's financial position or operational results.

NOTE 5 - SEGMENT INFORMATION

           The Company manages its business primarily on a product basis; the Company has one reportable segment. The Company's reportable segment is comprised of operations in the United States, Europe and Asia. The reportable segment provides products and services as described in the Company's Form 10-K for the year ended December 31, 1998. The accounting policies of the segment are those described in Note 1 to Notes to the Consolidated Financial Statements included in that Form 10-K.

                             GEOSCIENCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - MERGER AND TERMINATION

           In December 1998, the Boards of Directors of the Company and Tech-Sym Corporation (holder of 79.12% of outstanding Common shares of the Company) committed to a plan to seek a strategic merger partner for the Company. On January 18, 1999, the Company and Tech-Sym signed an agreement to merge the Company with a third party, subject to stockholder and regulatory approval.

           The Company, Tech-Sym and the third party subsequently terminated the proposed merger. During the quarter ended March 31, 1999, the third party paid the Company $3,000,000 in connection with such termination. The merger termination fee, net of transactional expenses was recorded as other income. The Company and Tech-Sym continue to pursue opportunities to combine the Company's operations with a strategic partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Recent budget reductions for oil and gas exploration announced by several oil companies hindered bookings for the first quarter of 1999. The Company's backlog decreased from $37,500,000 at December 31, 1998 to approximately $20,000,000 at March 31, 1999. The Company embarked on a major cost reduction program in the first quarter of 1999 in response to the difficult market conditions. The program includes a reduction in personnel levels through attrition and layoffs, planned reductions in levels of research and development spending and implementation of additional cost controls in all departments.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

           Revenue for the quarter ended March 31, 1999 decreased 10% to $30,142,000 compared to $33,311,000 for the quarter ended March 31, 1998. The decrease in revenue is attributable to the slow down in the seismic industry due to budget cutbacks by oil and gas exploration companies. Revenue for the current quarter included $3,500,000 for upward repricing of a customer's order due to its failure to meet volume commitments. The gross margin decreased to 37% of revenues for the quarter ended March 31, 1999 compared to 40% for the same quarter in the prior year. The decrease in the gross margin percentage reflected the change in the mix of products shipped as well as unfavorable manufacturing costs. Shipments of data collection modules, which generally carry higher margins than the Company's other products, decreased $4,600,000 to $7,800,000 from $12,400,000 in the comparative period in 1998.

           Expenditures for research and development and selling, general and administrative operations were essentially flat compared to the same quarter in the prior year. As a percentage of revenue, these expenses increased to 31% for the first quarter of 1999 compared to 28% for the first quarter of 1998. General and administrative expenditures for the current period included approximately $318,000 for employment reduction expenses. While somewhat reduced, the Company continues to invest in research and development projects such as reservoir monitoring equipment, solid streamer cables and the next generation recording system and modules that it believes are most promising for future revenue and profit.

           Interest expense was $848,000 for the quarter ended March 31, 1999 compared to $755,000 for the quarter ended March 31, 1998. The $93,000 or 12% increase reflects the Company's additional borrowing to meet its cash requirements. Other income was $2,633,000 for the quarter ended March 31, 1999 compared to $148,000 for the same quarter in the prior year. The increase primarily resulted from the settlement received, net of transactional expenses, related to the termination of the merger agreement discussed in Note 6. Additionally, the Company's interest income from notes receivable on products sold increased $257,000 from the comparative period in 1998.

           The effective tax rate for the quarter ended March 31, 1999 and 1998 was 31%.

           Net income for the quarter ended March 31, 1999 was $2,565,000 or $.26 per diluted share as compared to $2,318,000 or $.23 per diluted share for the quarter ended March 31, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           During the current period, the Company satisfied its working capital and capital expenditure requirements through borrowings on its line of credit facilities, advances from Tech-Sym and proceeds from the settlement related to the terminated merger agreement. The Company's accounts receivable and inventory balances increased during the period from December 31, 1998. At March 31, 1999 the Company's working capital balance was $42,938,000 compared to $42,132,000 at December 31, 1998. Cash used for operations was $2,453,000 for the three months ended March 31, 1999 and cash provided by operations was $10,496,000 for the three months ended March 31, 1998.

           At March 31, 1999, the Company had short-term line of credit facilities aggregating $29,209,000 of which $4,491,000 was available for additional short-term borrowings. The Company had a working capital ratio of
1.63 to 1.0 and debt to total capitalization of 30%. The Company believes that its operating results and available line of credit facilities will provide adequate sources of funds to meet foreseeable requirements.

           Purchases of property, plant and equipment totaled $1,222,000 for the three months ended March 31, 1999 compared to $2,685,000 for the same period in the prior year. The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1999 will be approximately $3,000,000. Most of the anticipated capital expenditures are not subject to firm commitments and the Company may modify its plans depending on future results of operations or other factors.

YEAR 2000 COMPLIANCE

           As reported in the Company's Form 10-K for the year ended December 31, 1998, the Company is continuing its efforts to insure Y2K software failures, internally or externally, will not have an adverse effect on its financial position or results of operations. Cross-functional project teams, established during 1998 at each subsidiary, continue to review and assess the various factors surrounding the Y2K issues. The Company estimates the total cost of Y2K compliance activities will be less than $500,000 and the amount expended to date is less than $250,000.

           The Company expects to complete its Y2K project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

         (b)      Reports on Form 8-K.

                  Current report on Form 8-K dated February 5, 1999 Item 5. Other Events, reported the execution of a definitive merger agreement with Core Laboratories N.V. and Tech-Sym Corporation, regarding GeoScience Corporation.

                  Current report on Form 8-K dated March 25, 1999 Item 5. Other Events, reported the information set forth in the press release dated March 24, 1999, regarding the termination of the merger agreement filed on Form 8-K dated February 5, 1999.

                  No financial statements were filed as a part of these reports.


                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GEOSCIENCE CORPORATION
                                                 Registrant

Date:  May 12, 1999                         /s/ RICHARD F. MILES
                                                Richard F. Miles, President
                                                (principal executive officer)

Date:  May 12, 1999                         /s/ RAY F. THOMPSON
                                                Ray F. Thompson, Vice President
                                                and Chief Financial Officer
                                                (principal financial officer)