Form 10-Q
period 1999-06-30
GEOSCIENCE CORP
filed 1999-08-16
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                   --------------------------------------------
                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO               .
          -----------------------------------------------------------

                         COMMISSION FILE NUMBER 0-28422
                 ---------------------------------------------
                             GEOSCIENCE CORPORATION
--------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            NEVADA                                                76-0497775
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              Identification No.)

10500 WESTOFFICE DRIVE, SUITE 200, HOUSTON, TEXAS              77042
-------------------------------------------------             --------
    (Address of principal executive offices)                  Zip Code

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 780-1881
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].        No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON                                  OUTSTANDING AT JULY 30, 1999
----------------------------                      ----------------------------
Common Stock, $.01 par value                              9,985,350

                                    FORM 10-Q

                              GEOSCIENCE CORPORATION

                                TABLE OF CONTENTS

                                                                PAGE NO.
                                                              -----------
Part I.  Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheet  June 30, 1999 (unaudited)
       and December 31, 1998                                        1

     Consolidated Statement of Income for the quarter ended
       June 30, 1999 and 1998, (unaudited)                          2

     Consolidated Statement of Income for the six months ended
       June 30, 1999 and 1998, (unaudited)                          3

     Consolidated Statement of Cash Flows for the six months ended
      June 30, 1999 and 1998, (unaudited)                           4

     Consolidated Statement of Changes in Shareholders' Investment
      for the six months ended June 30, 1999 and 1998, (unaudited)  5

     Notes to Consolidated Financial Statements                    6-7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8-10

Part II.  Other Information

  Item 4.  Submission of Matters to Vote of Security Holders       11

  Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                         11

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                               GEOSCIENCE CORPORATION
                             CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)


                                                      JUNE 30,      DECEMBER 31,
                                                        1999            1998
                                                   -----------------------------
                                                     (UNAUDITED)
                                                   -----------------------------
ASSETS
Current assets
      Cash and cash equivalents ..................   $      1,179  $        659
      Receivables, net ...........................         27,206        35,332
      Inventories, net ...........................         36,869        65,046
      Other ......................................          2,796         6,162
                                                     --------------------------
         Total current assets ....................         68,050       107,199
Property, plant and equipment, net ...............         24,510        28,334
Long-term receivables, net .......................         10,538         9,566
Deferred tax asset ...............................         12,674         5,023
Other assets .....................................          4,640           728
                                                     --------------------------
         Total assets ............................   $    120,412  $    150,850
                                                     ==========================

LIABILITIES
Current liabilities
      Notes payable and current maturities
        of long-term debt ........................   $     27,814  $     29,883
      Accounts payable ...........................          8,492        14,471
      Unearned revenue ...........................            478           287
      Taxes on income ............................            372         1,621
      Payable to Tech-Sym Corporation ............          5,825        10,423
      Other accrued liabilities ..................          9,400         8,382
                                                     --------------------------
         Total current liabilities ...............         52,381        65,067
Long-term debt ...................................          5,455         5,413
Other liabilities and deferred credits ...........            702           780
                                                     --------------------------
         Total liabilities .......................         58,538        71,260

SHAREHOLDERS' INVESTMENT
Common stock - authorized 35,000,000 shares,
  $.01 par value; issued 10,504,350 shares .......            105           105
Additional capital ...............................         44,946        44,946
Accumulated earnings .............................         23,786        40,956
Accumulated other comprehensive loss .............           (649)         (103)
Common stock held in treasury,
  at cost (519,000 shares) .......................         (6,314)       (6,314)
                                                     --------------------------

         Total shareholders' investment ..........         61,874        79,590
                                                     --------------------------

         Total liabilities and shareholders'
           investment ............................   $    120,412  $    150,850
                                                     ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            GEOSCIENCE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                              FOR THE QUARTER
                                                               ENDED JUNE 30,
                                                         -----------------------
                                                             1999        1998
                                                         -----------------------

Revenue ..............................................    $ 27,575     $ 33,201
Cost of revenue ......................................      47,140       19,439
                                                         -----------------------
      Gross margin ...................................     (19,565)      13,762

Expenses
  Company-sponsored product development ..............       2,015        1,823
  Selling, general and administrative expense ........       6,662        6,913
  Interest expense ...................................         563          665
  Interest and other income, net .....................        (407)          (1)
                                                         -----------------------

      (Loss) income from continuing operations
        before income taxes ..........................     (28,398)       4,362

(Benefit) provision for income taxes .................      (8,663)       1,353
                                                         -----------------------

      (Loss) income from continuing operations .......     (19,735)       3,009

Discontinued operation
      Gain on sale of CogniSeis net of applicable
        income tax expense of $1,913..................                    4,250
                                                         -----------------------
      Net (loss) income ..............................    $(19,735)    $  7,259
                                                         =======================

(Loss) earnings per common share
   Continuing operations
      Basic ..........................................    $  (1.98)    $    .30
      Diluted ........................................       (1.98)         .30
   Discontinued operation
      Basic ..........................................                      .43
      Diluted ........................................                      .42
   Net (loss) income
      Basic ..........................................       (1.98)         .73
      Diluted ........................................       (1.98)         .72

Weighted average common shares outstanding
      Basic ..........................................       9,985        9,982
      Diluted ........................................       9,985       10,028

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            GEOSCIENCE CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                         -----------------------
                                                           1999          1998
                                                         -----------------------
Revenue ............................................     $ 57,717      $ 66,512
Cost of revenue ....................................       66,001        39,490
                                                         -----------------------
      Gross margin .................................       (8,284)       27,022

Expenses
  Company-sponsored product development ............        4,421         3,724
  Selling, general and administrative expense ......       13,604        14,306
  Interest expense .................................        1,411         1,420
  Interest and other income, net ...................       (3,040)         (149)
                                                         -----------------------
      (Loss) income from continuing operations
        before income taxes ........................      (24,680)        7,721

(Benefit) provision for income taxes ...............       (7,510)        2,394
                                                         -----------------------
      (Loss) income from continuing operations .....      (17,170)        5,327

Discontinued operation
      Gain on sale of CogniSeis net of
        applicable income tax expense of $1,913 ....                      4,250
                                                         -----------------------

      Net (loss) income ............................     $(17,170)     $  9,577
                                                         =======================

(Loss) earnings per common share
   Continuing operations
      Basic ........................................     $  (1.72)     $    .53
      Diluted ......................................        (1.72)          .53
   Discontinued operation
      Basic ........................................                        .43
      Diluted ......................................                        .43
   Net (loss) income
      Basic ........................................        (1.72)          .96
      Diluted ......................................        (1.72)          .96
Weighted average common shares outstanding
      Basic ........................................        9,985         9,981
      Diluted ......................................        9,985        10,012

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           GEOSCIENCE CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)
                                                            FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                           ---------------------
                                                            1999           1998
                                                           ---------------------
Cash flows from operating activities
   Net (loss) income ...................................   $(17,170)   $  9,577
   Adjustments to reconcile net income to net
       cash provided by (used for) operating
       activities
       Provision for inventory write-down ..............     23,900
       Provision for bad debt ..........................      1,500
       Provision for warranty claims ...................      1,700
       Provision for goodwill write-down ...............        200
       Merger termination settlement ...................     (3,000)
       Deferred income taxes ...........................     (8,001)
       Depreciation and amortization ...................      4,471       4,039
       Gain on sale of CogniSeis .......................                 (4,250)
   Change in operating assets and liabilities
       Receivables .....................................      6,626       5,621
       Inventories .....................................      7,656       3,998
       Other current assets ............................     (1,385)     (1,993)
       Long-term receivables ...........................     (2,546)      2,181
       Other assets ....................................        494        (264)
       Accounts payable ................................     (5,979)     (5,817)
       Unearned revenue ................................        191        (488)
       Taxes on income .................................     (1,249)      1,059
       Payable to Tech-Sym .............................     (2,628)      1,194
       Other liabilities ...............................     (1,174)      4,991
                                                           ---------------------
            Net cash provided by operating activities ..      3,606      19,848
                                                           ---------------------

Cash flows from investing activities
   Capital expenditures ................................     (3,817)     (9,540)
   Investment in joint ventures ........................                   (337)
   Acquisition of a product line .......................                   (474)
   Other ...............................................         13
                                                           ---------------------
            Net cash used for investing activities .....     (3,804)    (10,351)
                                                           ---------------------

Cash flows from financing activities
   Net payments to Tech-Sym Corporation ................     (1,970)     (1,610)
   Net payments under line of credit agreements ........       (372)     (5,994)
   Proceeds from long-term debt ........................        806         863
   Payments on long-term debt ..........................       (746)     (1,109)
   Proceeds from exercise of stock options .............                     41
   Merger termination proceeds (Note 6) ................      3,000
                                                           ---------------------
            Net cash provided by (used for)
              financing activities .....................        718      (7,809)
                                                           ---------------------

Net increase in cash and cash equivalents ..............        520       1,688
   Cash and cash equivalents at beginning of period ....        659         799
                                                           ---------------------

   Cash and cash equivalents at end of period ..........   $  1,179    $  2,487
                                                           =====================
Non Cash Transactions
   Reduction in balance of notes receivable
     sold with recourse ................................   $  1,574    $  1,712

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             GEOSCIENCE CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                                                                      OTHER                          TOTAL
                                            COMMON STOCK   ADDITIONAL ACCUMULATED COMPREHENSIVE   TREASURY STOCK  SHAREHOLDERS'
                                           SHARES  AMOUNT    CAPITAL    EARNINGS      LOSS       SHARES    AMOUNT  INVESTMENT
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1998 ..........    10,504    $105    $44,946    $40,956      $(103)       519     $(6,314)     $79,590

Comprehensive loss for 1999
   Net loss ...........................                                 (17,170)
   Other comprehensive
      loss, net of tax
       Foreign currency
          translation adjustments .....                                               (546)
           Total comprehensive loss ...                                                                                (17,716)
                                          -------------------------------------------------------------------------------------
Balance at June 30, 1999 ..............    10,504    $105    $44,946    $23,786      $(649)        519    $(6,314)     $61,874
                                          =====================================================================================
                                                                                   ACCUMULATED
                                                                                      OTHER                          TOTAL
                                            COMMON STOCK   ADDITIONAL ACCUMULATED COMPREHENSIVE   TREASURY STOCK  SHAREHOLDERS'
                                           SHARES  AMOUNT    CAPITAL    EARNINGS  INCOME (LOSS)    SHARES  AMOUNT  INVESTMENT
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1997 ..........    10,499    $105    $44,893    $33,447      $(364)        519    $(6,314)     $71,767

Comprehensive income for 1998
   Net income .........................                                   9,577
   Other comprehensive
      income, net of tax
       Foreign currency
          translation adjustments .....                                                 63
           Total comprehensive income .                                                                                  9,640

Exercise of stock options .............         4                 41                                                        41
                                          -------------------------------------------------------------------------------------
Balance at June 30, 1998 ..............    10,503    $105    $44,934    $43,024      $(301)       519     $(6,314)     $81,448
                                          =====================================================================================

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

     In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist of normal recurring items, as well as unusual charges in the second quarter for inventory write-downs consisting of inventory reserves of $16,600,000 for excess and obsolete inventory, $4,200,000 for excess purchase commitments and $3,100,000 for excess inventory held for lease. The usual charges also included $1,500,000 in reserves for doubtful accounts, $1,700,000 in reserves for warranty claims and a $200,000 write-off of impaired goodwill (See Management's Discussion and Analysis).

     The consolidated statements of income for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

     Inventories, which consist principally of electronic components, are summarized as follows (in thousands):
                                              JUNE 30, 1999    DECEMBER 31, 1998
                                             ---------------   -----------------
Raw materials ............................   $        29,871    $        33,819
Work in progress .........................             5,091             14,388
Finished goods ...........................            26,814             26,426
                                             ---------------   -----------------
                                                      61,776             74,633
Less reserve .............................           (24,907)            (9,587)
                                             ---------------   -----------------
                                             $        36,869    $        65,046
                                             ===============   =================

NOTE 3 - PER SHARE DATA

     Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Due to the Company's operational losses, diluted earnings per share presented on the Consolidated Statement of Income for the quarter and six months ended June 30, 1999, do not reflect any effect from outstanding stock options because to do so would have been anti-dilutive. Outstanding stock options for the quarter and six months ended June 30, 1999 were 988,975. The Company had 518,250 and 528,250 outstanding options that were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 1998, respectively.

NOTE 4 - RECENT PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("FAS 137") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which delayed implementation and the effective date of FAS 133 until after June 15, 2000.

                              GEOSCIENCE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Company, Tech-Sym and the third party subsequently terminated the proposed merger. During the quarter ended March 31, 1999, the third party paid the Company $3,000,000 in connection with such termination. The merger termination fee, net of transactional expenses, was recorded as other income. The Company and Tech-Sym continue to pursue opportunities to combine the Company's operations with a strategic partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Budget reductions implemented at the end of 1998 by oil and gas exploration companies hindered bookings for the first half of 1999. The Company's backlog decreased from $37,500,000 at December 31, 1998 to approximately $4,800,000 at June 30, 1999. The Company embarked on a major cost reduction program in the first six months of 1999 in response to the difficult market conditions. The program included a reduction in personnel levels through attrition and layoffs, planned reductions in levels of research and development spending and additional cost controls in all departments. The continuing softness of seismic market activity has created excess capacity, accelerated obsolescence of certain products and increased the risk associated with collecting on certain foreign accounts receivables. The impact of these conditions on the Company's financial results is discussed below. Management anticipates the Company will incur additional operational losses and charges in the quarter ending September 30, 1999 due to the continued weakness in the seismic equipment market during that period. While the price of oil has recovered from its previous lows, sizable time lags are expected before seismic equipment manufacturers realize an upturn in sales.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

     Revenue for the quarter ended June 30, 1999 decreased 17% to $27,575,000 compared to $33,201,000 for the quarter ended June 30, 1998. The decrease in revenue is attributable to the lower activity in the seismic industry due to budget cutbacks for 1999 by oil and gas exploration companies in response to depressed oil prices during 1998. The gross margin decreased to a negative 71% of revenue for the quarter ended June 30, 1999 compared to a positive 41% for the same quarter in the prior year. The decrease in the gross margin percentage reflects unusual charges totaling $23,900,000 for additional reserves for inventory write-downs due to the continued soft demand for seismic equipment, which created excess capacity within our customer installed base and accelerated the obsolescence of certain current generation products. The Company's planned introduction of new products also contributed to the obsolescence. Unfavorable manufacturing costs due to excess capacity and a change in the mix of products shipped during the period also contributed to the decrease in the gross margin. Shipments of data collection modules, which generally carry higher margins than the Company's other products, decreased $6,016,000 to $7,964,000 in the current period from $13,980,000 in the comparative period in 1998.

     Research and development expenditures were $192,000 greater than the same quarter last year. The Company, while reducing the level of expenditures from that of the third and fourth quarters of 1998, continues to invest in research and development projects such as solid streamer cables and next generation recording systems and data collection modules that have reservoir monitoring applications and that the Company believes are most opportune for increasing future revenue and profit.

     Selling, general and administrative expenses for the quarter, while including unusual charges of employee severance pay of $400,000, goodwill write-off of $200,000 and additional reserves for doubtful accounts of $1,500,000, decreased $251,000 from the prior year quarter as a result of cost control measures implemented in response to the seismic market conditions, and lower royalty expenses resulting from reduced shipments of data collection modules.

     Interest expense was $563,000 for the quarter ended June 30, 1999 compared to $665,000 for the quarter ended June 30, 1998. The $102,000 or 15% decrease relates to the timing of advances and payments on the Company's line of credit along with a decrease in the LIBOR rate in the current quarter compared to the prior year quarter. Other income was $406,000 greater for the quarter ended June 30, 1999 when compared to the same quarter in the prior year. The increase was primarily a result of favorable foreign currency transactions in the current quarter compared to the same quarter in the prior year. Additionally, the Company's interest income from notes receivable on products sold increased $265,000 from the comparative period in 1998 due to an increase in the balance of interest bearing notes receivable.

     The effective tax rate for the quarters ended June 30, 1999 and 1998 was 31%.

     There were no results from discontinued operations in the current quarter, whereas during the second quarter of 1998, the Company realized and recognized a net gain of $4,250,000 on the 1997 sale of CogniSeis Development, Inc., which had been deferred from the fourth quarter of 1997.

     Net loss for the quarter ended June 30, 1999 was $19,735,000 or $1.98 per diluted share as compared to net income of $7,259,000 or $.72 per diluted share for the quarter ended June 30, 1998, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     Revenue for the six months ended June 30, 1999 decreased 13% to $57,717,000 compared to $66,512,000 for the six months ended June 30, 1998. The decrease in revenue is attributable to the lower activity in the seismic industry due to budget cutbacks by oil and gas exploration companies as discussed in the Results of Operations - Quarter Ended June 30, 1999. Revenue for the current period included $3,500,000 for upward repricing of a customer's order due to its failure to meet volume commitments. The gross margin decreased to a negative 14% of revenue for the six months ended June 30, 1999 compared to a positive 41% for the same period in the prior year. The decrease in the gross margin percentage reflects the unusual charges discussed in the Results of Operations - Quarter Ended June 30, 1999, as well unfavorable manufacturing costs due to excess capacity and a change in the mix of products shipped during the period. Shipments of data collection modules, which generally carry higher margins than the Company's other products, decreased $5,841,000 to $20,296,000 in the current period from $26,137,000 in the comparative period in 1998.

     Research and development expenditures increased $697,000 over the same six months of 1998 reflecting the Company's commitment to the development of projects that it believes are most opportune for increasing future revenue and profit as previously discussed in Results of Operations - Quarter Ended June 30, 1999.

     Selling, general and administrative expenses, while including unusual charges for employee severance pay of $700,000, goodwill write-off of $200,000 and additional reserves for doubtful accounts of $1,500,000, decreased $702,000 as a result of cost control measures introduced in the first half of 1999 in response to the current seismic market conditions and lower royalty expenses due to reduced shipments of data collection modules.

     Interest expense was relatively flat for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Other income was $3,040,000 for the six months ended June 30, 1999 compared to $149,000 for the same six months in the prior year. The increase primarily resulted from the settlement received, net of transactional expenses, related to the termination of the merger agreement discussed in Note 6. The Company experienced favorable foreign currency transactions in the six months ended June 30, 1999 compared to the same period in the prior year. Additionally, the Company's interest income from notes receivable on products sold increased $522,000 from the comparative period in 1998 due to an increase in the balance of interest bearing notes receivable.

     The effective tax rate for the six months ended June 30, 1999 and 1998 was 31%.

     There were no results from discontinued operations in the current six month period, whereas during the same period last year the Company realized and recognized a net gain of $4,250,000 on the 1997 sale of CogniSeis Development, Inc., which had been deferred from the fourth quarter of 1997.

     Net loss for the six months ended June 30, 1999 was $17,170,000 or $1.72 per diluted share as compared to net income of $9,577,000 or $.96 per diluted share for the six months ended June 30, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the current six month period, the Company satisfied its working capital and capital expenditure requirements through collections on receivables, borrowings on its line of credit facilities, advances from Tech-Sym and proceeds from the settlement related to the terminated merger agreement. The Company reduced its outstanding accounts receivable balances by $6,626,000 through improved collections and its gross inventory by $7,300,000 through shipments during the period. At June 30, 1999 the Company's working capital balance of $15,669,000 compared to $42,132,000 at December 31, 1998, reflected the use of cash to pay off debts, and the unusual charges for additional reserves against excess and obsolete inventory, as well as doubtful accounts as discussed above. Cash provided by operations was $3,606,000 and $19,848,000 for the six months ended June 30, 1999 and 1998, respectively. Purchases of property, plant and equipment totaled $3,817,000 for the six months ended June 30, 1999 compared to $9,540,000 for the same period in the prior year. At June 30, 1999, the Company had short-term line of credit facilities aggregating $29,181,000 of which $4,235,000 was available for additional short-term borrowings. The Company had a working capital ratio of 1.3 to 1.0 and debt to total capitalization of 35%.

     The Company and Tech-Sym Corporation, the majority (79.12%) shareholder of the Company, have jointly investigated the benefits of consolidating cash management functions under a single credit facility. During the quarter ended June 30, 1999, several banks were solicited to provide proposals for a consolidated Tech-Sym credit facility. Two proposals were received, and after review of the proposed terms and costs, the Company and Tech-Sym selected the proposal offered by Bank of America. Tech-Sym signed an expression of interest with Bank of America and notified our current bank, Wells Fargo Bank. Bank of America subsequently decided not to go forward with its proposal. As a result of their decision, we were forced to seek extensions of the current credit facilities with Wells Fargo Bank, which were granted until September 13, 1999, with certain restrictions on additional debt and intercompany cash transactions. As the Company has not commenced substantive discussions with any banks relating to new or replacement credit facilities, there can be no assurance that we will be able to obtain such credit facilities or whether acceptable terms for such facilities will be offered by any bankers. We are evaluating our options and believe that new credit facilities will be obtained from Wells Fargo Bank or we will establish replacement credit facilities with another bank. If we are successful in obtaining new credit facilities, the terms of such facilities may provide for higher interest rates or more restrictive terms than our existing facilities. Furthermore, although we have borrowed from Tech-Sym in the past to fund working capital requirements, there can be no assurance that Tech-Sym will make further advances to the Company. If we are unable to obtain adequate credit facilities, our ability to support our working capital requirements after the September 13, 1999 expiration date will be adversely affected.

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

     The Company expects to complete its Y2K project during 1999. Based on available information, the Company believes that it has addressed all potential areas of exposure and believes no material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            The Company held its 1999 Annual Meeting of Stockholders on May 10, 1999. At this meeting, the shareholders voted on the following matters:

      (a)   Election of Class III Directors
                                                FOR         WITHHELD
                                                ---------   --------
            Wendell W. Gamel                    9,502,838   43,221
            Ray F. Thompson                     9,502,838   43,221

      (b) Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Public Accountants

                                                FOR         AGAINST    WITHHELD
                                                ---------   --------   --------
                                                9,512,856   14,690     18,513

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a) There are no exhibits to this report except for Exhibit 27 Financial Data Schedule, which is deemed not to be filed for purposes of liability under the federal securities laws.

      (b)   Reports on Form 8-K.

                  None

            No financial statements were filed as a part of these reports.

                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GEOSCIENCE CORPORATION
                                                 Registrant

            Date:  August 16, 1999               /S/ RICHARD F. MILES
                                                 -------------------------------
                                                 Richard F. Miles, President
                                                 (principal executive officer)

            Date:  August 16, 1999               /S/ RAY F. THOMPSON
                                                 -------------------------------
                                                 Ray F. Thompson, Vice President
                                                 and Chief Financial Officer
                                                 (principal financial officer)