Form 10-Q
period 1999-09-30
GEOSCIENCE CORP
filed 1999-11-12
CIK 1011586

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______ .


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


            COMMON                         OUTSTANDING AT OCTOBER 29, 1999
  Common Stock, $.01 par value                         9,985,350

                                    FORM 10-Q

                             GEOSCIENCE CORPORATION

                                TABLE OF CONTENTS


                                                                        PAGE NO.

Part I.  Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheet  September 30, 1999 (unaudited)
            and December 31, 1998                                           1

     Consolidated Statement of Operations for the quarter ended
            September 30, 1999 and 1998 (unaudited)                         2

     Consolidated Statement of Operations for the nine months ended
            September 30, 1999 and 1998 (unaudited)                         3

     Consolidated Statement of Cash Flows for the nine months ended
            September 30, 1999 and 1998 (unaudited)                         4

     Consolidated Statement of Changes in Shareholders' Investment for
            the  nine months ended September 30, 1999 and 1998 (unaudited)  5


     Notes to Consolidated Financial Statements                             6-7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-10

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                  11

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                             GEOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                              SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                              -----------------------------------------
                                                                                  (unaudited)
                                                                              -----------------------------------------
ASSETS
Current assets
         Cash and cash equivalents .........................................       $   1,423              $     659
         Receivables, net ..................................................          30,277                 35,332
         Inventories, net ..................................................          35,169                 65,046
         Deferred taxes on income ..........................................          13,695                  5,023
         Other .............................................................           1,575                  1,139
                                                                                   --------------------------------
            Total current assets ...........................................          82,139                107,199
Property, plant and equipment, net .........................................          23,860                 28,334
Long-term receivables, net .................................................           9,512                  9,566
Deferred taxes on income ...................................................                                    302
Other assets ...............................................................           4,467                  5,449
                                                                                   --------------------------------
            Total assets ...................................................       $ 119,978              $ 150,850
                                                                                   ================================
LIABILITIES
Current liabilities
         Notes payable and current maturities of long-term debt ............       $  27,169              $  29,883
         Accounts payable ..................................................           7,030                 14,471
         Unearned revenue ..................................................           1,781                    287
         Taxes on income ...................................................             660                  1,621
         Payable to Tech-Sym Corporation ...................................           3,645                 10,423
         Other accrued liabilities .........................................          12,236                  8,382
                                                                                   --------------------------------
            Total current liabilities ......................................          52,521                 65,067
Long-term debt .............................................................           6,637                  5,413
Other liabilities and deferred credits .....................................           1,228                    780
                                                                                   --------------------------------
            Total liabilities ..............................................          60,386                 71,260

SHAREHOLDERS' INVESTMENT
Common stock - authorized 35,000,000 shares,
  $.01 par value; issued 10,504,350 shares .................................             105                    105
Additional capital .........................................................          44,946                 44,946
Accumulated earnings .......................................................          21,100                 40,956
Accumulated other comprehensive loss .......................................            (245)                  (103)
Common stock held in treasury,
  at cost (519,000 shares) .................................................          (6,314)                (6,314)
                                                                                   --------------------------------
            Total shareholders' investment .................................          59,592                 79,590
                                                                                   --------------------------------
            Total liabilities and shareholders' investment .................       $ 119,978              $ 150,850
                                                                                   ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         FOR THE QUARTER
                                                                                        ENDED SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       1999            1998
                                                                                     ------------------------
Revenue .....................................................................        $ 11,107        $ 24,666
Cost of revenue .............................................................           9,545          14,373
                                                                                     ------------------------
          Gross margin ......................................................           1,562          10,293

Expenses
  Company-sponsored product development .....................................           1,933           2,264
  Selling, general and administrative expense ...............................           4,242           5,134
  Interest expense ..........................................................             787             621
  Interest income and other expense, net ....................................             312              55
                                                                                     ------------------------
          (Loss) income from continuing operations before income taxes ......          (5,712)          2,219
(Benefit) provision for income taxes ........................................          (3,026)            687
                                                                                     ------------------------
          (Loss) income from continuing operations ..........................          (2,686)          1,532
Discontinued operation
          Gain on sale of CogniSeis, net of applicable
            income tax expense of $273 ......................................                             614
                                                                                     ------------------------
          Net (loss) income .................................................        $ (2,686)       $  2,146
                                                                                     ========================


(Loss) earnings per common share
     Continuing operations
          Basic .............................................................        $   (.27)       $    .15
          Diluted ...........................................................            (.27)            .15
     Discontinued operation
          Basic .............................................................                             .06
          Diluted ...........................................................                             .06
     Net (loss) income
          Basic .............................................................            (.27)            .21
          Diluted ...........................................................            (.27)            .21

Weighted average common shares outstanding
          Basic .............................................................           9,985           9,985
          Diluted ...........................................................           9,985           9,994

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      1999           1998
                                                                                   ------------------------
Revenue ....................................................................       $ 68,824        $ 91,178
Cost of revenue ............................................................         75,546          53,863
                                                                                   ------------------------
          Gross margin .....................................................         (6,722)         37,315
Expenses
  Company-sponsored product development ....................................          6,354           5,988
  Selling, general and administrative expense ..............................         17,846          19,440
  Interest expense .........................................................          2,198           2,041
  Interest and other income, net ...........................................         (2,728)            (94)
                                                                                   ------------------------
          (Loss) income from continuing operations before income taxes .....        (30,392)          9,940
(Benefit) provision for income taxes .......................................        (10,536)          3,081
                                                                                   ------------------------
          (Loss) income from continuing operations .........................        (19,856)          6,859
Discontinued operation
          Gain on sale of CogniSeis, net of applicable
            income tax expense of $2,186 ...................................                          4,864
                                                                                   ------------------------
          Net (loss) income ................................................       $(19,856)       $ 11,723
                                                                                   ========================

(Loss) earnings per common share
     Continuing operations
          Basic ............................................................       $  (1.99)       $    .69
          Diluted ..........................................................          (1.99)            .69
     Discontinued operation
          Basic ............................................................                            .49
          Diluted ..........................................................                            .49
     Net (loss) income
          Basic ............................................................          (1.99)           1.17
          Diluted ..........................................................          (1.99)           1.17
Weighted average common shares outstanding
          Basic ............................................................          9,985           9,982
          Diluted ..........................................................          9,985          10,013


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GEOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                              ---------------------------
                                                                                1999             1998
                                                                              ---------------------------
Cash flows from operating activities
   Net (loss) income ................................................         $(19,856)         $ 11,723
   Adjustments to reconcile net income to net
       cash provided by (used for) operating activities
       Provision for inventory write-down ...........................           23,900
       Provision for bad debt .......................................            1,500
       Provision for warranty claims ................................            1,700
       Goodwill write-down ..........................................              200
       Merger termination settlement ................................           (3,000)
       Deferred income taxes ........................................           (7,922)
       Depreciation and amortization ................................            7,252             6,317
       Loss on disposition of assets ................................                                 44
       Gain on sale of CogniSeis ....................................                             (4,864)
   Change in operating assets and liabilities
       Receivables ..................................................            3,555            (1,504)
       Inventories ..................................................            9,322            (6,340)
       Other current assets .........................................             (436)           (1,239)
       Long-term receivables ........................................           (2,308)           12,703
       Other assets .................................................             (252)              103
       Accounts payable .............................................           (7,441)            2,149
       Unearned revenue .............................................            1,494             2,083
       Taxes on income ..............................................             (961)              307
       Payable to Tech-Sym ..........................................           (3,558)            1,729
       Other liabilities ............................................            2,048            (4,236)
                                                                               -------------------------
             Net cash provided by operating activities ..............            5,237            18,975
                                                                               -------------------------
Cash flows from investing activities
   Capital expenditures .............................................           (5,189)           (9,068)
   Investment in joint ventures .....................................                               (337)
   Acquisition of a product line ....................................                               (474)
   Other ............................................................               20                66
                                                                               -------------------------
            Net cash used for investing activities ..................           (5,169)           (9,813)
                                                                               -------------------------
Cash flows from financing activities
   Net payments to Tech-Sym Corporation .............................           (3,220)           (5,210)
   Net payments under line of credit agreements .....................             (465)           (3,390)
   Proceeds from long-term debt .....................................            3,152               856
   Payments on long-term debt .......................................           (1,771)           (1,466)
   Proceeds from exercise of stock options ..........................                                 53
   Merger termination proceeds (Note 6) .............................            3,000
                                                                               -------------------------
            Net cash provided by (used for) financing activities ....              696            (9,157)
                                                                               -------------------------
Net increase in cash and cash equivalents ...........................              764                 5
   Cash and cash equivalents at beginning of period .................              659               799
                                                                               -------------------------
   Cash and cash equivalents at end of period .......................         $  1,423          $    804
                                                                              ==========================
Non Cash Transactions
   Reduction in balance of notes receivable sold with recourse ......         $  2,362          $  1,712


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GEOSCIENCE CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                         OTHER                            TOTAL
                                          COMMON STOCK    ADDITIONAL   ACCUMULATED   COMPREHENSIVE     TREASURY STOCK  SHAREHOLDERS'
                                       SHARES      AMOUNT   CAPITAL      EARNINGS        LOSS       SHARES     AMOUNT    INVESTMENT
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998 .......   10,504     $ 105      $44,946      $40,956       $  (103)      519     $(6,314)     $79,590

Comprehensive loss for 1999
   Net loss ........................                                      (19,856)
   Other comprehensive
      loss, net of tax
       Foreign currency
          translation adjustments ..                                                       (142)
           Total comprehensive loss                                                                                        (19,998)
                                     -----------------------------------------------------------------------------------------------
Balance at September 30, 1999 ......   10,504     $ 105      $44,946      $21,100       $  (245)      519     $(6,314)     $59,592
                                     ===============================================================================================


                                                                                      ACCUMULATED
                                                                                         OTHER                             TOTAL
                                        COMMON STOCK        ADDITIONAL  ACCUMULATED  COMPREHENSIVE     TREASURY STOCK  SHAREHOLDERS'
                                      SHARES      AMOUNT     CAPITAL     EARNINGS     INCOME (LOSS)   SHARES    AMOUNT  INVESTMENT
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1997 ......   10,499     $   105      $44,893     $33,447     $  (364)         519     $(6,314)   $71,767

Comprehensive income for 1998
   Net income .....................                                        11,723
   Other comprehensive
      income, net of tax
       Foreign currency
          translation adjustments .                                                       270
           Total comprehensive
             income                                                                                                        11,993


Exercise of stock options .........        5                       53                                                          53
                                    ---------------------------------------------------------------------------------------------

Balance at September 30, 1998 .....   10,504     $   105      $44,946     $45,170     $   (94)         519     $(6,314)   $83,813
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

           In the opinion of the Company's management ("Management") all adjustments necessary for a fair presentation of the results of operations for all periods reported have been included. Such adjustments consist of normal recurring items, as well as unusual charges during the second quarter of 1999 to reserves for inventory write-downs, doubtful accounts and warranty claims, and a write-off of impaired goodwill (See Management's Discussion and Analysis).

           The consolidated statements of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

           Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVENTORIES

           Inventories, which consist principally of electronic components, are summarized as follows (in thousands):

                                 SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                 ------------------    -----------------

    Raw materials .............       $ 28,702             $ 33,819
    Work in progress ..........          6,549               14,388
    Finished goods ............         24,122               26,426
                                      --------             --------
                                        59,373               74,633
    Less reserve ..............        (24,204)              (9,587)
                                      --------             --------
                                      $ 35,169             $ 65,046
                                      ========             ========

NOTE 3 - PER SHARE DATA

           Basic per share amounts are computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the exercise of outstanding stock options computed using the treasury stock method. Stock options are the only potentially dilutive shares the Company has outstanding. Due to the Company's operational losses, diluted earnings per share presented on the consolidated statement of operations for the quarter and nine months ended September 30, 1999, do not reflect any effect from outstanding stock options because to do so would have been anti-dilutive. Outstanding stock options for the quarter and nine months ended September 30, 1999 were 937,425. The Company had 564,000 outstanding options that were anti-dilutive and were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 30, 1998.

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

NOTE 6 - MERGER ACTIVITY

           In December 1998, the Boards of Directors of the Company and Tech-Sym Corporation (holder of 80.067% of outstanding common shares of the Company) committed to a plan to seek a strategic merger partner for the Company. On January 18, 1999, the Company and Tech-Sym signed an agreement to merge the Company with a third party, subject to stockholder and regulatory approval.

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

           In October 1999, the Company entered into a definitive agreement to merge with Sercel, Inc., a wholly owned subsidiary of Compagnie Generale De Geophysique (CGG). The agreement is a cash tender offer to purchase all of the Company's issued and outstanding shares of common stock, par value $0.01 per share for $6.71 per share. The merger agreement is subject to several conditions including the successful completion of CGG's share capital increase that was announced on September 9, 1999. Closing is targeted by year-end, but may be extended to March 31, 2000, under certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Budget reductions implemented at the end of 1998 by oil and gas exploration companies hindered bookings for the first nine months of 1999. The Company's backlog decreased from $37,500,000 at December 31, 1998 to approximately $17,186,000 at September 30, 1999. The Company embarked on a major cost reduction program in the first half of 1999 in response to the difficult market conditions. The program included a reduction in personnel levels through attrition and layoffs, planned reductions in levels of research and development spending and additional cost controls in all departments. The continuing softness of seismic market activity has created excess capacity, accelerated obsolescence of certain products and increased the risk associated with collecting on certain foreign receivables.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1998

           Revenue for the quarter ended September 30, 1999 decreased 55% to $11,107,000 compared to $24,666,000 for the quarter ended September 30, 1998. The decrease in revenue is attributable to the lower activity in the seismic industry due to budget cutbacks for 1999 by oil and gas exploration companies in response to depressed oil prices during 1998. The gross margin decreased to 14% of revenue for the quarter ended September 30, 1999 compared to 42% for the same quarter in the prior year. The decrease in the gross margin percentage reflects unfavorable manufacturing costs due to excess capacity and a change in the mix of products shipped during the period. Shipments of data collection modules, which generally carry higher margins than the Company's other products, decreased $7,344,000 to $1,274,000 in the current period from $8,618,000 in the comparative period in 1998.

           Research and development expenditures were $331,000 lower than the same quarter last year. The Company, while reducing the level of expenditures from that of the third and fourth quarters of 1998, continues to invest in research and development projects such as solid streamer cables and next generation recording systems and data collection modules that have reservoir monitoring applications, all of which the Company believes are most opportune for increasing future revenue and profit.

           Selling, general and administrative expenses for the quarter decreased $892,000 from the prior year quarter as a result of cost control measures implemented in response to the seismic market conditions and lower royalty expenses resulting from reduced shipments of data collection modules.

           Interest expense was $787,000 for the quarter ended September 30, 1999 compared to $621,000 for the quarter ended September 30, 1998. The $166,000 or 27% increase relates to higher interest rates and greater borrowings on the Company's credit facilities to support working capital requirements and capital expenditures. Other expense was $257,000 greater for the quarter ended September 30, 1999 as compared to the same quarter in the prior year. The increase was primarily a result of unfavorable foreign currency transactions in the current quarter compared to the same quarter in the prior year.

           The Company had a 53% tax benefit for the quarter ended September 30, 1999 as compared to the 31% tax expense for the third quarter of 1998. The benefit reflects the increased activities within the Company's Foreign Sales Corporation and the results of the actual U.S. tax return filings for the year ended December 31, 1998 and the short period ended August 28, 1999.

           There were no results from discontinued operations in the current quarter, whereas during the third quarter of 1998, the Company realized and recognized a net gain of $614,000 on the 1997 sale of CogniSeis
Development, Inc., which had been deferred from the fourth quarter of 1997.

           Net loss for the quarter ended September 30, 1999 was $2,686,000 or $.27 per diluted share as compared to net income of $2,146,000 or $.21 per diluted share for the quarter ended September 30, 1998, reflecting the net effect of the items discussed above.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

           Revenue for the nine months ended September 30, 1999 decreased 25% to $68,824,000 compared to $91,178,000 for the nine months ended September 30, 1998. The decrease in revenue is attributable to the lower activity in the seismic industry due to budget cutbacks by oil and gas exploration companies as discussed in the Results of Operations-Quarter Ended September 30, 1999. Revenue for the current nine months included $3,500,000 for upward repricing of a customer's order due to its failure to meet volume commitments. The gross margin decreased to a negative 10% of revenue for the nine months ended September 30, 1999 compared to a positive 41% for the same period in the prior year. The decrease in the gross margin percentage reflects the unusual charges of $23,900,000 for inventory write-downs and $1,700,000 for warranty claims recorded in the second quarter of 1999, as well as unfavorable manufacturing costs due to excess capacity and a change in the mix of products shipped during the period. Shipments of data collection modules, which generally carry higher margins than the Company's other products, decreased $8,939,000 to $21,574,000 in the current nine month period from $30,513,000 in the comparative period in 1998.

           Research and development expenditures increased $366,000 over the same nine months of 1998 reflecting the Company's commitment to the development of projects that it believes are most opportune for increasing future revenue and profit as previously discussed in Results of Operations-Quarter Ended September 30, 1999.

           Selling, general and administrative expenses, while including unusual charges for employee severance pay of $700,000, goodwill write-off of $200,000 and additional reserves for doubtful accounts of $1,500,000, decreased $1,594,000 as a result of cost control measures introduced in the first half of 1999 in response to the current seismic market conditions and lower royalty expenses due to reduced shipments of data collection modules.

           Interest expense increased $157,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to higher interest rates and greater borrowings on the Company's credit facilities during the period. Other income was $2,728,000 for the nine months ended September 30, 1999 compared to $94,000 for the same nine months in the prior year. The increase primarily resulted from the settlement received, net of transactional expenses, related to the termination of the merger agreement discussed in Note 6. Additionally, the Company's interest income from notes receivable on products sold increased $646,000 from the comparative period in 1998 due to an increase in the balance of interest bearing notes receivable.

           The Company had a 35% tax benefit for the nine months ended September 30, 1999 as compared to the 31% tax expense for the nine months of 1998. The benefit reflects the increased activities within the Company's Foreign Sales Corporation and the results of the actual U.S. tax return filings for the year ended December 31, 1998 and the short period ended August 28, 1999.

           There were no results from discontinued operations in the current nine month period, whereas during the same period last year the Company realized and recognized a net gain of $4,864,000 on the 1997 sale of CogniSeis Development, Inc., which had been deferred from the fourth quarter of 1997.

           Net loss for the nine months ended September 30, 1999 was $19,856,000 or $1.99 per diluted share as compared to net income of $11,723,000 or $1.17 per diluted share for the nine months ended September 30, 1998, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           During the current nine month period, the Company satisfied its working capital and capital expenditure requirements through collections on receivables, proceeds from the settlement related to the terminated merger agreement, and proceeds from the mortgage of a company owned building constructed during 1998. Since December 31, 1998 the Company has reduced its outstanding accounts receivable balances by $5,055,000 through improved collections and its gross inventory by $15,260,000 through shipments during the period. At September 30, 1999, the Company had working capital of $29,618,000 compared to $42,132,000 at December 31, 1998. This decrease reflects the unusual charges for additional reserves for inventory and doubtful accounts as discussed above and a reduction in accounts payable and payable to Tech-Sym. Cash provided by operations was $5,237,000 and $18,975,000 for the nine months ended September 30, 1999 and 1998, respectively. Purchases of property, plant and equipment totaled $5,189,000 for the nine months ended September 30, 1999 compared to $9,068,000 for the same period in the prior year. At September 30, 1999, the Company had short-term line of credit facilities aggregating $29,181,000 of which $2,641,000 was available for additional short-term borrowings. At September 30, 1999, the Company had a working capital ratio of 1.6 to 1.0 and debt to total capitalization of 36%.

           During the third quarter, the Company and Wells Fargo Bank agreed to extend the Company's credit facilities through October 31, 1999. Effective October 29, 1999, the credit facilities were extended through March 31, 2000. However, the facilities are subject to early termination if there is a change of control of the Company or 10 days after the termination of the merger agreement with Sercel, Inc.

YEAR 2000 COMPLIANCE

           As previously reported, the Company is continuing its efforts to insure Y2K software failures, internally or externally, will not have an adverse effect on its financial position or results of operations. Cross-functional project teams, established during 1998 at each subsidiary, continue to review and assess the various factors surrounding the Y2K issues. The Company estimates the total cost of Y2K compliance activities will be less than $400,000 and the amount expended to date is less than $300,000.

           The Company expects to complete its Y2K project during 1999. Based on available information, the Company believes that it has addressed all potential areas of exposure and believes no material exposure to significant business interruption exists as a result of Y2K compliance issues. Accordingly, the Company has not adopted a formal contingency plan in the event its Y2K project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Y2K modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will identify and remediate all significant Y2K problems on a timely basis, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

           Forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, risks associated with the uncertainty of market acceptance of the Company's products, limited number of customers, as well as risks of downturns in economic conditions generally, risks associated with competition and competitive pricing pressures, risks associated with the completion of the merger agreement, and other risks detailed in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) There are no exhibits to this report except for Exhibit 27 - Financial Data Schedule, which is deemed not to be filed for purposes of liability under the federal securities laws.

         (b)    Reports on Form 8-K.

                Current report on Form 8-K dated August 31, 1999 Item 5. Other Events, reported the information set forth in the press release dated August 31, 1999.

                No financial statements were filed as a part of these reports.



                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GEOSCIENCE CORPORATION
                                                   Registrant

  Date: November 12, 1999                     /s/ RICHARD F. MILES
                                                  Richard F. Miles, President
                                                  (principal executive officer)

  Date: November 12, 1999                     /s/ PAUL L. HARP
                                                  Paul L. Harp, Treasurer
                                                  (principal accounting officer)